Form 10-K
period 1993-12-31
LIBERTY CORP
filed 1994-03-29
CIK 59229

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

(Mark One)
   /XX/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1993
                             OR
   /  /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from          to
                                               ---------  ----------
                        Commission File Number  1-5846

                            THE LIBERTY CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         South Carolina                                   57-0507055
     -----------------------                    -----------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

  Post Office Box 789, Wade Hampton Boulevard, Greenville, S. C.      29602
  --------------------------------------------------------------    ---------
        (Address of principal executive offices)                    (Zip Code)

  Registrant's telephone number, including area code          (803) 268-8436

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
       Title of Each Class                             on Which Registered
   ---------------------------                        ---------------------
Common Stock, no par value per share                  New York Stock Exchange
Rights to Purchase Series A
  Participating Cumulative Preferred Stock            New York Stock Exchange

                          Indicate by check mark whether the Registrant (1) has
filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days.     Yes   X   No
                                                                  ---     ---
                          Indicate by check mark if disclosure of delinquent
filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    X
                                      ---
    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1994:

                  Common Stock, No Par Value      $385,685,000

    The number of shares outstanding of each of Registrant's classes of common stock as of March 15, 1994:

                  Common Stock, No Par Value       19,565,002

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1993 are incorporated into Part II, Items 5, 6, 7, and 8 by reference.

    Portions of The Liberty Corporation Proxy Statement for the Annual Meeting of Shareholders on May 3, 1994 are incorporated into Part III, Items 10, 11, 12, and 13 by reference.

 This report is comprised of pages 1 through 237.  The exhibit index is on page
 34.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

        The Registrant, The Liberty Corporation ("the Company") is a holding company engaged through its subsidiaries primarily in the insurance and broadcasting businesses. The Company's primary insurance subsidiaries are Liberty Life Insurance Company ("Liberty Life"), Pierce National Life Insurance Company ("Pierce National") and, as of late February 1994, North American National Corporation ("North American") and American Funeral Assurance Company ("American Funeral"). North American's insurance subsidiaries are Pan Western Life Insurance Company, Brookings International Life Insurance Company and Howard Life Insurance Company. Together, these insurance subsidiaries offer a diverse portfolio of individual life and health insurance products. In 1991, the Company organized Liberty Insurance Services Corporation ("Liberty Insurance Services") to provide home office support services for unaffiliated life and health insurance companies, as well as for the Company's insurance subsidiaries. Other subsidiaries of the Company provide investment advisory services to the Company's insurance subsidiaries and unaffiliated insurance companies, and property development and management services to the Company.
The Company's broadcasting subsidiary, Cosmos Broadcasting Corporation ("Cosmos"), currently owns and operates seven network affiliated television stations, six of which were ranked No. 1 in their markets in the November 1993 Nielsen ratings for sign-on to sign-off.

STRATEGY; RECENT DEVELOPMENTS

        The Company's principal strategy is to grow internally and through insurance acquisitions, while maintaining its emphasis on cost controls. Management believes that the continuing consolidation in the life insurance industry presents attractive opportunities for the Company to acquire insurance companies and blocks of business that complement or fit with the Company's existing marketing divisions and product lines. As summarized in the table on the following page, the Company completed two such acquisitions in 1991, two acquisitions in 1992, one acquisition in 1993 and two acquisitions thus far in 1994, in addition to one pending acquisition which is subject to shareholder approval and other conditions.

        The Company's acquisition strategy has focused on both the home service and pre-need businesses. Home service business represents the Company's primary core business, whereas the pre-need business is a relatively new line of business for the Company. The Company largely entered the pre-need business with the acquisition of Pierce National in July 1992. Pierce National is a major provider of pre-need life insurance, a product which pre-funds funeral services. The Company believes that the pre-need business has favorable demographics which can provide attractive future premium and earnings growth.

                   Recent and Pending Insurance Acquisitions



                                                                                      Annual Premiums
                                                                                         Acquired
                                                                                        or Proposed
                 Transaction                                  Date                     to be Acquired
        -------------------------------                  ---------------             -----------------
      Acquisition through reinsurance of a block           July 1991                $16 million(1)(2)
      of home service business from Kentucky
      Central Life Insurance Company

      Acquisition through reinsurance of a block           December 1991            $21 million(1)
      of mortgage protection insurance from
      Integon Life Insurance Corporation

      Acquisition of Pierce National Life                  July 1992                $31 million(1)
      Insurance Company, a California based                                         (includes $6 million of
      provider of pre-need life insurance                                           single pay premiums)

      Acquisition of Magnolia Financial                    October 1992             $15 million(1)
      Corporation and its subsidiary, Magnolia
      Life Insurance Company, a Louisiana based
      provider of primarily home service life
      insurance

      Acquisition of assets and block of                   April 1993               $7 million(3)
      insurance business from Estate Assurance                                      (includes $6 million of
      Company, a Louisiana based provider of                                        single pay premiums)
      pre-need life insurance

      Acquisition of North American National               February 1994            $24 million(3)
      Corporation and its subsidiaries, an Ohio                                     (includes $5 million of
      based holding company with insurance                                          single pay premiums)
      subsidiaries based in Ohio, Colorado and
      North Dakota that provide primarily pre-
      need and other ordinary life insurance and
      accident and health insurance

      Acquisition of American Funeral                      February                 $59 million(3)
      Assurance Company, a Mississippi                     1994                     (includes $44 million
      based provider of primarily pre-need life                                     of single pay premiums)
      insurance

      Acquisition of State National Capital                Pending                  $10 million(3)
      Corporation and its subsidiaries, a
      Louisiana based provider of primarily home
      service insurance

(1) Represents amount of annualized premiums acquired at the time of acquisition.
(2) Net of annual premiums associated with western portion of Kentucky Central block of business, which the Company sold in December 1991.
(3) Represents amount of annual premiums reported by the selling company in its 1992 annual financial statements filed under applicable statutory requirements. See "Additional Information Regarding Recent and Pending Acquisitions" for information regarding the relative profitability and other factors affecting the value of these annual premiums.

         ADDITIONAL INFORMATION REGARDING RECENT AND PENDING ACQUISITIONS. The Company's very recent acquisitions of North American National Corporation and American Funeral Assurance Company in addition to its 1993 acquisition of the business of Estate Assurance Company, expand significantly the Company's pre-need life insurance business that is presently conducted primarily through Pierce National. The Company believes that its combined pre-need operation is the second largest distributor of pre-need insurance in the U.S. The Company is in the process of studying marketing territories and product lines of Pierce National and the recent pre-need acquisitions with the objective of developing an optimal strategy to grow its pre-need business. While no final plans are formalized, it is anticipated that there will be a realignment of territories and product lines and consolidation of corporate entities.

         NORTH AMERICAN. North American was acquired by the Company on February 23, 1994. A wholly owned subsidiary of the Company merged into North American, and the shareholders of North American received $14.75 in cash for each outstanding share of North American, which resulted in approximately $51.9 million in cash being paid by the Company in this transaction. Prior to its acquisition by the Company, North American was a publicly held holding company with three principal insurance subsidiaries --- Pan-Western Life Insurance Company ("Pan-Western"), Brookings International Life Insurance Company ("Brookings") and Howard Life Insurance Company ("Howard Life"). North American, through its subsidiaries, provides several types of individual insurance, the most significant of which are ordinary life insurance and accident and health insurance. Pan-Western is licensed to transact most types of insurance customarily written by life insurers, but principally writes ordinary whole life insurance. Insurance providing funding for pre-arranged funeral contracts and pre-funded funeral benefits presently constitutes 21% of the total insurance in force of Pan-Western and, in fiscal year 1993, contributed approximately 71% of its premium revenues. Pan-Western actively writes insurance in Illinois, Indiana, Iowa, Maryland, Ohio and Pennsylvania, and is licensed in twelve additional states. However, Ohio accounted for approximately 50% of Pan-Western's premium volume (gross) during 1993. Pan-Western has under contract approximately 500 independent agents, who may represent more than one insurer. Brookings, a wholly-owned subsidiary of Pan-Western, is licensed to transact all types of insurance normally written by life insurers, but a significant, although decreasing, amount of Brookings' insurance in force consists of Student Modified Life Insurance Policies written on the lives of students, which are modified whole-life policies providing for lower premium rates until the insured obtains a specific age and providing for normal whole-life rates thereafter. In addition to student life insurance, Brookings writes ordinary whole life insurance on the lives of adults and other term life insurance and accident and health insurance. Brookings also markets in Nebraska, North Dakota and South Dakota certain ordinary whole life insurance products that provide pre-funded funeral benefits and funding for pre-arranged funeral contracts. Such policies presently constitute 19% of the total insurance in force of Brookings and, in fiscal year 1993, constituted approximately 85% of its premium revenues. Brookings is licensed to transact insurance in 12 states, although most insurance written by Brookings is produced in South Dakota, the state of its domicile. Brookings is affiliated with approximately 100 independent agents and brokers who may represent more than one insurer. Howard Life is a Colorado life insurer that was acquired by Pan-Western in February 1993. Howard Life, which primarily writes pre-need life insurance, is licensed to transact insurance in 21 states. Howard Life is in the process of being consolidated with one of the Company's other pre-need insurance subsidiaries.

         AMERICAN FUNERAL. On February 24, 1994, the Company acquired American Funeral Assurance Company ("American") in a transaction in which a newly created, wholly owned subsidiary of the Company merged into American. The merger consideration was paid with a combination of cash and Preferred Stock 1994-B Series of the Company, having an aggregate value of approximately $28.1 million. American will further expand the Company's pre-need life insurance business. American Funeral is headquartered in Amory, Mississippi, and offers a portfolio of whole life, term, limited pay life, single premium and industrial life insurance plans, primarily to provide funding for funeral expenses. American also writes a small amount of accident and health insurance. In the past three years, American has increased its focus on writing ordinary life insurance and has reduced the amount of industrial life insurance written. During the three year period prior to 1993, American experienced significant increases in the sale of single premium, three and five year excess interest and annuity products used to fund the expenses of specific pre-arranged funerals, in contrast to insurance which is available to apply against expenses of funerals that are not pre-arranged. American is licensed in 26 states, but approximately 71% of premiums written in 1993 were derived from Mississippi, Illinois, Indiana, Kentucky and Tennessee. American markets its insurance products through a field force of approximately 2,700 agents, who work for or in connection with approximately 2,250 funeral homes.

         STATE NATIONAL. On June 24, 1993, the Company announced the execution of a letter of intent to acquire State National Capital Corporation and its subsidiaries ("State National") in a transaction in which State National will be merged into the Company. On February 25, 1994, the Company signed a merger agreement with State National which provided a merger consideration consisting of a combination of cash, Preferred Stock 1994-A Series of the Company and Common Stock of the Company, having an aggregate value of approximately $27.5 million. The State National transaction is subject to approval by the shareholders of State National, regulatory approval and certain other conditions. State National will further expand the Company's home service business in Louisiana and will complement the similar business being conducted by the Company through Magnolia Life, which was acquired in October 1992.
State National is the parent company of State National Life Insurance Company ("State National Life"), Delta National Life Insurance Company, State National Title Guaranty Company, State National Fire Insurance Company, State National Mortgage Company and several small subsidiaries. State National's principal insurance subsidiary is State National Life. State National Life' business is concentrated primarily in the industrial and ordinary life markets -- primarily home service insurance which is sold by agents who periodically visit the homes and businesses of policyholders to collect premiums on a monthly basis. Individual life insurance comprised 78% of State National Life's total premium income in 1993. Individual annuities, group life and accident and health insurance premiums accounted for the remainder of its premium income. State National Life had $409,286,169 of life insurance in force net of reinsurance at December 31, 1993. State National Life is licensed in Louisiana and Mississippi, but derived 100% of its premium income in 1993 from Louisiana.

         STRATEGY FOR COST SAVINGS AND GROWTH. The Company's strategy is to realize cost savings as result of (i) the economies of scale inherent in increased volumes, (ii) productivity increases through continued implementation of appropriate technology, and (iii) continued consolidation and streamlining of the administrative functions for both existing operations and acquired businesses. There can be no assurance that significant cost savings will be achieved.

         Key elements of the Company's strategy for internal growth include (i) coinsuring its General Agency universal life business and redeploying the related capital to higher margin lines, in particular, the home service business that accounts for a predominant portion of the Company's business,
(ii) applying the Company's expertise in marketing to the pre-need life insurance market, (iii) utilizing the Company's expertise in home office support and its related investments in technology by offering a full range of home office support services to unaffiliated life and health insurance companies through Liberty Insurance Services, and (iv) using the continued cash flow from Cosmos to support the growth of the Insurance Group. See "Business - Insurance Operations -- Liberty Insurance Services."

         Although the Company believes that the insurance segment currently provides more attractive opportunities for acquisitions and achievement of economies of scale, the Company remains committed to its broadcasting business.


INSURANCE OPERATIONS

         LIBERTY LIFE. Liberty Life is a stock life insurance company engaged in the business of writing a broad range of individual life insurance policies and accident and health insurance policies. Liberty Life is ranked 112th, based on ordinary life insurance in force among approximately 1,100 United States life insurance companies, according to the rankings provided by A.M. Best Company in their "Best's Insurance Management Reports" (Release No. 25, June 21, 1993). Although Liberty Life is licensed in forty-nine states, and the District of Columbia, its focus has been the Southeast and Midwest. It derived the largest percentages of its premium income in 1993 from South Carolina (31%), North Carolina (22%), Louisiana (6%) and Ohio (4%). The Company believes that Liberty Life is the largest provider of home service business in the Carolinas. In October 1992, the Company acquired Magnolia Life, headquartered in Lake Charles, Louisiana, which expanded the Company's home service business by generating additional premiums and extending the territory. Because the acquisition of Magnolia Life was not considered significant for financial reporting purposes and because the integration of the business of Magnolia Life into Liberty Life is almost completed, the operations and business of Magnolia Life are not discussed separately but have been integrated into the discussion of Liberty Life.

         Life insurance and annuity premiums contributed 79% of Liberty Life's total premiums in 1993, 78% in 1992 and 79% in 1991; accident and health insurance premiums contributed the remainder.

         Liberty Life markets its insurance products through three divisions, Home Service, Mortgage Protection and General Agency Marketing, each of which represents a different distribution channel.

         HOME SERVICE DIVISION. The Home Service Division is Liberty Life's largest division, contributing 69% of Liberty Life's premiums in 1993. Home Service agents of Liberty Life sell primarily individual life, including universal life and interest-sensitive whole life products, as well as health insurance. As of December 1993 the Company had approximately 1,605 agents and managers in this division, which is almost double the number in 1986, operating out of 62 district offices. These agents periodically visit the insureds' homes and businesses to collect premiums. Although the Company has broadened this division's area of concentration beyond the Carolinas, principally through strategic acquisitions, the Company has maintained a regional focus for its home service business on the Southeast and Midwest.

         MORTGAGE PROTECTION DIVISION. The Mortgage Protection Division is the second largest of Liberty Life's divisions, contributing 27% of Liberty Life's premiums in 1993. The Mortgage Protection Division primarily sells decreasing term life insurance designed to extinguish the unpaid portion of a residential mortgage upon the death of the insured. This division also sells accidental death, disability income and credit life insurance. A staff of full-time representatives and independent brokers offer these products through more than 1,000 financial institutions located throughout the United States. The Company supports the marketing of these products through direct mail and phone solicitations.

         GENERAL AGENCY MARKETING DIVISION. The General Agency Marketing Division sells individual universal life, as well as term life and interest-sensitive life insurance through independent agents. At December 31, 1993, the General Agency Marketing Division had 1000 agents contracted to sell products. It is the smallest of Liberty Life's marketing divisions, contributing 3% of Liberty Life's premiums in 1993.

         At December 31, 1993, Liberty Life had 582 employees in its home office who perform administrative and clerical duties.

         PIERCE NATIONAL. In July 1992, the Company acquired Pierce National, a major provider of pre-need life insurance, a product which pre-funds funeral services. Pierce National, a stock life insurance company, is domiciled in California, but its principal executive offices are in Greenville, South Carolina. Pierce National's policies consist primarily of ordinary life insurance policies for which the premiums are paid in a single payment at the outset or primarily over a three, five or ten-year period. In April 1993, Pierce National acquired through reinsurance all of the ordinary life insurance, representing pre-need life insurance, of Estate Assurance Company, effective as of January 1, 1993.

         Pierce National is currently licensed in 37 states, the District of Columbia, and ten Canadian provinces. Pierce National also has licensing applications pending in 4 additional states and one Canadian province. Pierce National plans to seek licensure in the majority of the remaining states by the end of 1994. Pierce National derived the largest percentages of its premium income for 1993 from Canada (30%) and California (33%).

         At December 31, 1993, Pierce National had 20 employees in its home office who perform administrative and clerical duties. Policy administration is carried out by Liberty Insurance Services who employs approximately 60 people in this area.

         PREMIUM BREAKDOWN. The following table sets forth the insurance premiums and policy charges of each of Liberty Life's marketing and distribution divisions for the indicated periods and of Pierce National since its acquisition by the Company in July 1992.

                                                                                           YEAR ENDED
                                                                                           DECEMBER 31,
                                                                           ----------------------------------------

                                                                            1993             1992           1991
                                                                            ----             ----           ----
                                                                                             (000'S)
Liberty Life
  Home Service                                                            $ 137,919        $122,457        $110,276
  Mortgage Protection                                                        54,058          60,639          45,508
  General Agency Marketing                                                    5,906           4,425(1)       18,684
  Other                                                                       1,670           1,744           6,049
                                                                           --------        --------        --------
                                                                            199,553         189,265         180,517
Pierce National (Pre-Need)                                                   51,369(3)       19,868(2)        --
                                                                           --------        --------        --------
Total                                                                      $250,922        $209,133        $180,517

(1) Decline reflects the ceding through reinsurance of 80% of this division's net premiums at December 31, 1991.

(2)      Represents premiums from date of acquisition on July 1, 1992.

(3) Increase reflects, in part, the acquisition of Estate Assurance Company's insurance in force in April 1993.


         UNDERWRITING PRACTICES. Liberty Life's underwriting practices for ordinary life insurance require medical examinations for applicants over age 60 or for policies in excess of certain prescribed face amounts. Approximately 83% of non-home service life insurance policies issued in 1993 were issued without medical examinations. In accordance with the general practice in the life insurance industry, Liberty Life writes life insurance on substandard risks at increased premium rates. Generally, home service life insurance for non-universal life products is written for amounts under $5,000 and typically no medical examination is required. Mortgage protection life insurance is usually written without medical examination. Substantially all of Pierce National's policies are written for amounts under $5,000, and no medical examination is required unless the applicant requests a preferred rate.

         REINSURANCE. The Company's insurance subsidiaries use reinsurance in two distinct ways: first, as a risk management tool in the normal course of business and second, in isolated strategic transactions to effectively buy or sell blocks of in force business. The Company's insurance subsidiaries remain contingently liable with respect to reinsurance ceded should any reinsurer be unable to meet the obligations assumed by it. As a result of its reinsurance transactions, the Company's insurance subsidiaries remain contingently liable on $4.8 billion (24%) of its total $20.2 billion life insurance in force at December 31, 1993.

         For the years ended December 31, 1993, 1992 and 1991, the Insurance Group had ceded life insurance premiums of $26.1 million, $28.3 million and $5.5 million, respectively. Accident and Health premiums ceded for the Insurance Group made up the remainder of ceded premiums which were $3.5 million, $3.0 million, and $2.6 million for the years ended December 31, 1993, 1992, and 1991, respectively.


         RISK MANAGEMENT REINSURANCE TRANSACTIONS. Liberty Life reinsures with other insurance companies portions of the life insurance it writes in order to limit its exposure on large or substandard risks. The maximum amount of life insurance that Liberty Life will retain on any life is $300,000, plus an additional $50,000 in the event of accidental death. This maximum is reduced for higher ages and for special classes of risks. The maximum amount of life insurance that Pierce National will retain on any life is $50,000. Insurance in excess of the retention limit is either automatically ceded under reinsurance agreements or is reinsured on an individually agreed basis with other insurance companies. Liberty Life has ceded a significant portion of its risks on accidental death and disability coverage to other insurance companies. Liberty Life and Pierce National also have coverage for catastrophic accidents. At December 31, 1993, Liberty Life and Pierce National had ceded in the normal course of business portions of their risks to a number of other insurance companies.

         STRATEGIC REINSURANCE TRANSACTIONS. At December 31, 1991, 80% or $3.2 billion face amount of Liberty Life's General Agency Marketing Division net insurance in force was coinsured with Life Reassurance Corporation ("Life Re"). The agreement with Life Re also provides for the coinsurance of 50% of this division's new insurance issued after 1991. The total face value of amounts ceded to Life Re at December 31, 1993 was $3 billion. In connection with this transaction, Liberty Life transferred into trust accounts assets supporting the statutory reserves with respect to the ceded policies. The Company's investment advisory subsidiary manages the trust portfolio, and the trust agreements impose asset quality requirements on investments. The Company believes that the overall credit quality of the assets held in each asset trust account is as high as that in the asset portfolio owned directly by the Company. Liberty Life's interest in the Life Reassurance trust accounts is shown as other invested assets in the consolidated balance sheet. The transfer of the reserves and the related assets and the receipt of a ceding commission from this transaction provided the Company with additional statutory capital which was redeployed to expand higher margin lines.

         In order to facilitate the 1991 acquisition through reinsurance of the Kentucky Central block of business, Liberty Life coinsured 50% of its home service traditional life insurance business with Lincoln National Life Reinsurance Insurance Company. The Lincoln National reinsurance has been accounted for under generally accepted accounting principles as financial reinsurance, and no reserve reduction has been taken for the business ceded nor have the related assets been removed from the consolidated balance sheet. The reinsurance contract contains an escrow agreement that requires assets equal to the reserves reinsured, as determined under statutory accounting principles, be held in escrow for the benefit of this block of business.

         The Company uses assumption reinsurance to effectively acquire blocks of in force business by acting as the "reinsurer" for other insurance companies. For instance, the Company acquired the Kentucky Central, Integon and Estate Assurance blocks in this manner.

         OPERATIONS. The administrative functions of underwriting and issuing new policies, and the ongoing servicing and claims settlement of in force policies, are centralized at the home office of Liberty Life and Pierce National in Greenville, South Carolina. In acquiring additional blocks of insurance business, the Company's strategy is to integrate the administrative functions into its existing operations, either directly or through Liberty Services, as soon as practical after the effective date of the acquisition. The Company believes that this centralization permits economies of scale and promotes greater cost efficiencies. The administrative operations of both Pierce National and Magnolia were moved to Greenville during the first three months of ownership. The Magnolia business has been fully integrated into Liberty Life's policy administration system for its home service business. In contrast, Pierce National's pre-need business is serviced by Liberty Insurance Services and is in the process of being converted onto a new system. As indicated earlier, however, the Company plans to evaluate appropriate ways to consolidate the pre-need business presently conducted through Pierce National with the pre-need business acquired through the Company's recent acquisitions of North American and American Funeral. See "the Company Business - Strategy; Recent Developments."

         The Company's Insurance Group services approximately 2.7 million policies representing $23.4 billion of life insurance in force, including policies representing approximately $15.4 billion of insurance in force for which Liberty Life and Pierce National are primarily liable and $8.0 billion of insurance for which others are primarily liable, either because of reinsurance or because Liberty Services contracted to service the policies of others without any assumption of the underlying liability. Approximately 166,405 policies representing $3.4 million of life insurance in force were issued during 1993. The Company intends to continue its focus on reducing the unit costs of administrative services by increasing the volume of business through acquisitions of blocks of business similar in nature to its existing business, by internal growth in those businesses, and by investing in up-to-date technology to further improve efficiency in its operations.

         During the past five years the Company has made $20.0 million of capital expenditures net of amortization for new technology designed to handle increasing volumes of the insurance business, while controlling operating costs associated with the Company's insurance operations. In addition to the Company's internal efforts, since March 1989 the Company has worked closely with Policy Management Systems Corporation ("PMSC") in developing a new fully integrated policy administration system. The first stage has been completed and will be integrated into operations in 1994. During the third quarter of 1993, PMSC completed a significant acquisition of a full line of life insurance software. The Company's contractual agreement with PMSC provides a long term relationship including access to all life insurance related software available from PMSC, both existing products and those enhanced and/or acquired in the future. The Company plans to utilize PMSC's recently acquired software in completing its new policy administration system. The Company expects to benefit from this new system not only by increasing the productivity of its own insurance subsidiaries, but also by using this system when offering home office services to non-affiliated life insurance companies on a fee basis through Liberty Services.

         LIBERTY INSURANCE SERVICES. Consistent with the Company's strategy of leveraging its existing capital and technical expertise, the Company organized Liberty Insurance Services in 1991 to provide a wide range of home office support services to unaffiliated life and health insurance companies on a fee basis, as well as to the Company's insurance subsidiaries. These services include underwriting, preparation of policies, accounting, customer service and claims processing and adjudication and can be tailored to support the special features of insurance products offered by other companies that desire these services. The Company's strategy is to target (i) insurance companies that have closed blocks of business that are expensive to administer, (ii) insurance companies that have start-up or new product lines requiring new support levels,
(iii) small to midsize insurance companies that cannot justify large investments in home office technology, and (iv) insurance companies acquired by financial investors lacking experience in providing home office support. Liberty Insurance Services believes that its economies of scale will permit its customers to reduce their home office support costs and focus resources on marketing their insurance products. Although Liberty Insurance Services is still in the development stage and the revenues generated to date have not been material, the Company believes that Liberty Insurance Services has significant growth potential. Liberty Insurance Services has 271 employees who provide services to the Company's insurance subsidiaries as well as to its outside clients.

         INSURANCE COMPETITION. The Company's Insurance Group competes with approximately 2,300 United States and Canadian insurance companies, some of which have greater financial resources, broader product lines and larger staffs. In addition, banks and savings and loan associations in some jurisdictions compete with the Company's Insurance Group for sales of life insurance products, and the Insurance Group competes with banks, investment advisors, mutual funds and other financial entities to attract investment funds generally.

         Competition in the home service business is largely regional or local, largely dependent on the quality of the local management, and is less price competitive than other insurance markets. The home service business involves frequent contacts by agents with their customers. Liberty emphasizes to its agents the importance of taking advantage of these contacts to establish personal relationships which the Company believes add stability to its home service business.

         The Company believes that competition in the pre-need market is national and intends to expand the market of its pre-need business. The Company intends to capitalize on its affinity marketing expertise gained in the mortgage protection insurance business by targeting national chains of funeral homes and by supplementing this effort with direct marketing and telemarketing campaigns.

         The Company currently believes that it ranks second nationally in mortgage protection insurance with an estimated 15% market share. Slightly over 70% of the mortgage protection market share is believed to be held by four companies and 33% of the market is held by the market leader. For both the Company and the mortgage protection industry generally, falling interest rates which have fueled mortgage refinancing have adversely affected persistency of existing business, as well as new sales.

         The Company has a very small presence in the general agency universal life business. This is an extremely competitive line of business where economies of scale are key to success.

         INSURANCE REGULATION. Like other insurance companies, the Company's insurance subsidiaries are subject to regulation and supervision by the state or other insurance department of each jurisdiction in which they are licensed to do business. These supervisory agencies have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, reserve requirements and the form and content of required financial statements. As to its investments, each of the Company's insurance subsidiaries must meet the standards and tests established by NAIC and, in particular, the investment laws and regulations of the states in which each subsidiary is domiciled. The insurance companies are also subject to laws in most states that require solvent life insurance companies to pay guaranty fund assessments to protect the interests of policyholders of insolvent life insurance companies.

         In December 1991, the NAIC adopted two new reserve requirements (the Asset Valuation Reserve or "AVR" and the Interest Maintenance Reserve or "IMR") to replace the former Mandatory Securities Valuation Reserve or "MSVR." These reserves are generally required by state insurance regulatory authorities to be established as a liability on a life insurer's statutory financial statements beginning with the 1992 annual statement, but do not affect financial statements of the Company prepared in accordance with generally accepted accounting principles. AVR establishes a statutory reserve for mortgage loans, equity real estate and joint ventures, as well as for the types of investments (fixed maturities and common and preferred stock) that have been subject to the MSVR. AVR generally captures all realized and unrealized gains and losses on such assets, other than those resulting from changes in interest rates. IMR captures the net gains or losses that are realized upon the sale of fixed income securities (bonds, preferred stocks, mortgage-backed securities and mortgage loans) and that result from changes in the overall level of interest rates, and amortizes these net realized gains or losses into income over the remaining life of each investment sold, thus limiting the ability of an insurer to enhance statutory surplus by taking gains on fixed income securities. The implementation of the IMR and AVR has not had a material impact on the Company's insurance subsidiaries' surplus nor Liberty Life's ability to pay dividends to the Company.

         In recent years the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to decrease the risk of insolvency of insurance companies in general. These initiatives include the implementation of a risk-based capital formula for determining adequate levels of capital and surplus and further restrictions on an insurance company's payment of dividends to its shareholders. To date, South Carolina has not adopted the NAIC risk-based capital model act; however, effective October 1, 1993, it does require prior notice to the South Carolina Commissioner of dividend distributions to shareholders, and permits the Commissioner to disapprove or limit the dividend within 30 days of notice if the dividend or distribution is deemed an unreasonable strain on surplus. The NAIC risk-based capital model act or similar initiatives may be adopted by South Carolina or the various states in which Liberty Life and the Company's other insurance subsidiaries are licensed, but the ultimate content and timing of any statutes and regulations adopted by the states cannot be determined at this time.

         Under the NAIC's risk-based capital initiatives, insurance companies must calculate and report information under a risk-based capital formula, beginning with their year-end 1993 statutory financial statement. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC initiatives provide for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from regulatory control of the insurance company to a requirement for the insurance company to submit a plan to improve its capital. Implementation of the substantive regulatory authority contemplated by this NAIC initiative depends on adoption by the states of the NAIC Model Act on risk-based capital requirements. The NAIC has determined to deny accreditation to state insurance regulatory authorities in states failing to adopt this risk-based capital Model Act by January 1, 1996. Based on statutory financial statements at December 31, 1993, Liberty Life and Pierce National are more than adequately capitalized under the formula.

         Another NAIC Model Act limits dividends that may be paid in any calendar year without regulatory approval to the lesser of (i) 10% of the insurer's statutory surplus at the prior year-end, or (ii) the statutory net gain from operations of the insurer (excluding realized capital gains and losses) for the prior calendar year. The NAIC has determined that it will not grant accreditation to any state insurance regulatory authority in a state that has not enacted statutes "substantially similar" to the NAIC Model Act regulating the payment of dividends by insurers. The South Carolina statutes applicable to Liberty Life do not conform to the NAIC Model Act (South Carolina limits dividends to the greater of 10% of statutory surplus or gain from operations) and the legislature of South Carolina may consider legislation to bring South Carolina laws into substantial compliance with the NAIC Model Act.

         Under current South Carolina law, without prior approval from the South Carolina Commissioner of Insurance, dividend payments from Liberty Life to the Company are limited to the greater of the prior year's statutory gain from operations or 10% of the prior year's statutory surplus. This resulted in a maximum allowable dividend in

1993 of $23.2 million without approval from the South Carolina Insurance Commissioner. Actual dividends paid by Liberty Life were $12.8 million in 1993, $8.4 million in 1992 and $22.7 million in 1991. If South Carolina were to adopt the NAIC Model Act, there can be no assurance the Company can obtain approval to pay dividends in excess of the statutory maximum, but the Company has been successful in the past in obtaining such approvals.

         In accordance with the rules and practices of the NAIC and in accordance with state law, every insurance company is examined generally once each three years by examiners from its state of domicile and from several of the other states where it is licensed to do business. Liberty Life and Pierce National's most recent examinations were for the period ending December 31, 1990. All states and jurisdictions (including the Canadian provinces where Pierce National is also licensed) have their own statutes and regulations, which vary in certain respects. However, the NAIC Model Act and regulations have tended to make the various states' regulation more uniform. Pierce National has agreed with several states to not pay dividends until after 1995.

         The Office of the Superintendent of Financial Institutions - Canada, and the Canadian provinces regulate and supervise the Canadian operations of Pierce National in the same manner as the NAIC and the states. Separate financial statements are required to meet the Canadian regulatory requirements and a separate examination is conducted by the Canadian regulatory agencies.

         The Company's insurance subsidiaries are also subject to regulation as an insurance holding company system under statutes which have been enacted in their states of domicile and other states in which they are licensed to do business. Pursuant to these statutes, Liberty Life and Pierce National are required to file an annual registration statement with the Office of the Commissioner of Insurance and to report all material changes or transactions. In addition, these statutes restrict the ability of any person to acquire control (generally presumed at 10% or more) of the outstanding voting securities of the Company without prior regulatory approval.


BROADCASTING OPERATIONS

         Cosmos currently owns and operates the following television stations, six of which were ranked No. 1 in their market by the November 1993 Nielsen ratings for sign-on to sign-off:

 Station              Primary Market             Affiliation               VHF/UHF
 -------              --------------             -----------              ---------
 WAVE-TV          Louisville, Kentucky                NBC                    VHF
 WIS-TV           Columbia, South Carolina            NBC                    VHF
 WSFA-TV          Montgomery, Alabama                 NBC                    VHF
 KLPC-TV          Lake Charles, Louisiana             NBC                    VHF
 WTOL-TV          Toledo, Ohio                        CBS                    VHF
 KAIT-TV          Jonesboro, Arkansas                 ABC                    VHF
 WFIE-TV          Evansville, Indiana                 NBC                    UHF

         Cosmos has approximately 617 full-time employees and 80 part-time employees.

         NETWORK AFFILIATES. All of Cosmos' stations are affiliated with one of the major networks - NBC, ABC, CBS. The affiliation contracts provide that the network will offer to the affiliated station a variety of network programs, both sponsored and unsponsored, for which the station has the right of first refusal against any other television station located in its community. The station has the right to reject or accept the programs offered by the network and also has the right to broadcast programs either produced by the station or acquired from other sources. The major networks provide their affiliated stations with programming and sell the programs, or commercial time during the programs, to national advertisers. Each affiliate is compensated by its network for carrying the network's programs. That compensation is based on the local market rating strength of the affiliate and the audience it helps bring to the network programs. The major networks typically provide programming for approximately 90 hours of the approximately 135 hours per week broadcast by their affiliated stations.

         The NBC affiliation contracts with each of Cosmos' NBC affiliated stations have been continuously in effect for over thirty-eight years. Cosmos' CBS affiliation contract and ABC affiliation contract have each been continuously in effect for approximately thirty years.

         SOURCES OF COSMOS' TELEVISION OPERATING REVENUES. The following table shows the approximate percentage of Cosmos' gross television operating revenues by source excluding other income for the three years ended December 31, 1993:

                                                                             YEAR ENDED
                                                                             DECEMBER 31,
                                                                --------------------------------------
                                                                 1993            1992            1991
                                                                 ----            ----            ----
         Local and Regional Advertising                           60%             57%              56%
         National Spot Advertising                                32              31               32
         Network Compensation                                      7               8                9
         Political Advertising                                     1               4                3

         Local and regional advertising is sold by station's own sales representatives to local and other non-national advertisers or agencies. Generally these contracts are short-term, although occasionally longer-term packages will be sold. National spot advertising (generally a series of spot announcements between programs or within the station's own programs) is sold by the station or its sales representatives directly to agencies representing national advertisers. Most of these national sales contracts are also short-term, often covering spot campaigns running for thirteen weeks or less. Network compensation is paid by the network to its affiliated stations for broadcasting network programs that include advertising sold by the network to agencies representing national advertisers. Political advertising is generated by national and local elections, which is by definition very cyclical.

         A television station's rates are primarily determined by the estimated number of television homes it can provide for an advertiser's message. The estimates of the total number of television homes in the market and of the station's share of those homes is based on the AC Nielsen industry wide television rating service. The demographic make-up of the viewing audience is equally important to advertisers. Twenty-five to fifty-four year old and eighteen to forty-nine year old adults are the demographics most desired by advertisers. A station's rate card for national and local advertisers takes into account, in addition to audience delivered, such variables as the length of the commercial announcements and the quantity purchased. The payments by a network to an affiliated station are largely determined by the total homes delivered, the relative preference of the station among the viewers in the market area and other factors related to management and ownership.

         TELEVISION BROADCASTING COMPETITION. The television broadcasting industry competes with other leisure time activities for the time of viewers and with all other advertising media for advertising dollars. Within its coverage area a television station competes with other stations and with other advertising media serving the same area. The outcome of the competition among stations for advertising dollars in a market depends principally on share of audience, advertising rates and the effectiveness of the sales effort.

         Cosmos believes that each of its stations has a strong competitive position in its local market, enabling it to deliver a high percentage of the local television audience to local advertisers. Cosmos' commitment to local news programming, combined with syndicated programming, are important elements in maintaining Cosmos' current market positions.

         Another source of competition is cable television, which brings additional television programming, including pay cable (HBO, Showtime, Movie Channel, etc.), into subscribers' homes in a television station's service area. Cable television competes for the station's viewing audience and, on a more modest scale, its advertising.

         Federal law now requires that cable operators negotiate with television operators for the right to carry a station's signal (programs) on cable systems. Cosmos recently used this "retransmission consent" negotiation to forge long term partnerships with cable operators with the purpose of developing secondary revenue streams from programs and services specifically produced for cable. Cosmos also recently formed CableVantage Inc., a marketing company designed to assist local cable operators in the sale of commercial time available in cable network programs.

         Subscription Television, an over-the-air pay television service, and Multipoint Distribution Service, a microwave-distributed pay television service, also compete for television audiences. In addition, licenses are now being granted for Multichannel Multipoint Distribution Service. None of these services has significantly fractionalized the audiences of commercial television stations.

         The use of home video recording and playback (VCR) equipment is growing and provides another element of competition for television audiences.

         Two television broadcast services are still in the developmental stage. Low power television, sometimes referred to as "neighborhood TV," is authorized to operate in a limited coverage area. Authorizations are being granted by the FCC on a lottery basis. A second developmental service is direct broadcast satellite which transmits television signals from satellite transponders to parabolic antennae. Neither of these new services has shown the potential for significant effects on commercial television broadcasting.

         FEDERAL REGULATION OF BROADCASTING. Cosmos' broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act. The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcasting licenses; to assign frequency bands; to determine the location of stations; to regulate the apparatus used by stations; to establish areas to be served; to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of such regulations.

         Television broadcasting licenses may be granted for a maximum term of five years and, upon application, and in the absence of a conflicting application or a petition to deny which raises a substantial and material issue of relevant fact (which would require the FCC to hold a hearing) or adverse findings as to the licensee's qualifications, are usually renewed without hearing by the FCC for additional five year terms. Cosmos' renewal applications have always been granted without hearing for the full term. The Communications Act prohibits the transfer of a license or the transfer of control or other change in control of a licensee without prior approval of the FCC. The Hipp family is considered to have de facto control over Cosmos, and any action that would change such control would require prior approval of the FCC.

         Under FCC regulations governing multiple ownership, a license to operate a television station generally will not be granted to any person (or persons under common control) if such person directly or indirectly holds a significant interest in (i) another radio or television station, with an overlapping service area, (ii) more than 12 television stations or (iii) less than 12 television stations if their audience coverage exceeds 25% of total United States households. FCC regulations also limit ownership of television stations by those having interests in cable television systems and daily newspapers serving the same service area as the television stations. The rules provide that each case will be considered on the basis of its particular facts. During 1994, legislation is expected which will remove many of the ownership restrictions now encumbering broadcasters. Congress has publicly stated that broadcasters need regulatory relief in order to effectively compete in the multi-channel environment of the future commonly referred to as the "electronic information superhighway".

         There are additional FCC Regulations and Policies, and regulations and policies of other federal agencies, principally the Federal Trade Commission, regulating network/affiliate relations, political broadcasts, children's programming, advertising practices, equal employment opportunity, carriage of television signals by CATV systems, application and reporting procedures and other areas affecting the business and operations of television stations.


INVESTMENTS AND INVESTMENT POLICY

         The Company derives a substantial portion of its total revenues from investment income. Invested assets are held primarily through Liberty Life and Pierce National, although the parent company and its real estate subsidiary held $49.8 million (59%) of the $84.5 million of the consolidated investment real estate portfolio at December 31, 1993. The Company's investment advisory subsidiary manages securities and non-real estate related assets for the Company and its subsidiaries, while the Company's property development and management subsidiary manages all investment real estate assets and the mortgage loan portfolio for the Company and its subsidiaries.

         All investments made for the Company are governed by the general requirements and guidelines established and approved by the Company's Investment Committee and by qualitative and quantitative limits prescribed by applicable insurance laws and regulations. The Committee, comprised of seven senior officers of the Company and appropriate subsidiaries, meets monthly to set and review investment policy and to approve current investment plans.

         The Company follows a value-oriented investment philosophy in which purchases are generally made with the intention of holding securities to maturity. Investment philosophy is focused on the intermediate to longer-term horizon and is not oriented towards trading. As market relationships change and individual securities become increasingly over or undervalued, securities may be sold prior to maturity and replaced with similar securities. In addition, the Company attempts to minimize liquidity risk by using an integrated asset/liability matching process. As an additional risk control measure, the Company's investment strategy focuses on diversity through a relatively large number of smaller investments in contrast to larger, more concentrated investments. As of December 31, 1993, the Company's invested assets had an aggregate book value of $1.4 billion.

         BONDS. As of December 31, 1993, bonds comprised 59% ($797.4 million) of the Company's invested assets and had a weighted average credit rating of AA. As of December 31, 1993, publicly traded bonds comprised 93% of the total bond portfolio. The Company's emphasis on call protection as part of its investment strategy makes its portfolio less vulnerable to prepayments which reduce portfolio yield during low interest rate environments. However, due to historically low interest rates, the Company experienced a significant amount of prepayments during 1993, which have accordingly been reinvested at lower interest rates causing downward pressure on investment income. A continuation of low interest rates can be expected to result in a continued high level of prepayments in the future.

         EQUITY SECURITIES. As of December 31, 1993, approximately 1.5% ($20.3 million) of the Company's invested assets were common stocks and 8% ($108.4 million) were preferred stocks. Common stocks and nonredeemable preferred stocks are carried on the Company's balance sheet at market if owned by the Company's insurance subsidiaries and at the lower of cost or market if owned by the parent company or one of its non-insurance subsidiaries. As of December 31, 1993, all of the Company's common stock and nonredeemable preferred stock were held by Liberty Life and Pierce National. Redeemable preferred stocks are carried at amortized cost which includes write-downs for impaired value where appropriate. At December 31, 1993, redeemable preferred stock represented 4.4% ($60.3 million) of the Company's investment portfolio.

         MORTGAGES. As of December 31, 1993, mortgage loans comprised 12.2% ($165.8 million) of the Company's invested assets. Mortgage loans on real estate are carried at amortized cost which include valuation adjustments for impaired value where appropriate. As of December 31, 1993, 1.59% of the Company's mortgage loan portfolio was more than 60 days delinquent, compared to the industry average of 4.54% at December 31, 1993 (as reported in the American Council of Life Insurance's "Investment Bulletin" dated March 1, 1994). It is the Company's policy to stop accruing mortgage loan interest income for financial statement purposes once a loan is more than 90 days past due. At that time the accrued interest on the loan is deducted from income.

         REAL ESTATE. As of December 31, 1993, 6.2% ($84.5 million) of the Company's invested assets were real estate. Liberty Life holds 41% ($34.7 million) of the real estate portfolio and the remainder is held by the parent company and its real estate subsidiary. The Company's real estate assets are comprised primarily of residential land development, business parks, business property rentals and shopping centers. Residential land development is partially developed and undeveloped properties zoned residential that are sold to home builders. Business parks are partially developed and undeveloped properties zoned for business use that are primarily sold to various industrial, manufacturing, and office users. The Company records gains (losses) on the sale of residential land development and business parks as operating income. Business property rentals and shopping centers are leased to commercial and rental tenants, respectively, and gains (losses) from sales of such properties are recorded as investment gains (losses). The Company's real estate investment properties are carried at cost less accumulated depreciation and valuation adjustments for impaired value where appropriate.

         The Company's methodology for determining impairment of a property begins with an annual review of estimated value for each property in the portfolio. This process uses a discounted cash flow method to value partially developed land for resale, a combination of comparable tract sales and discounted cash flow to value undeveloped land and capitalization rates relative to net operating cash flow for developed properties. As of December 31, 1993, the Company does not believe that the values of these properties have been impaired from their carrying values.

EXECUTIVE OFFICERS

         The following is a list of the Executive Officers of the Registrant indicating their age and certain biographical data.

FRANCIS M. HIPP, Age 83 (1)
  Chairman of the Board of Liberty since 1967

W. HAYNE HIPP, Age 54 (1)
  Chairman of the Board of Liberty Life from January 1, 1979 - February 9, 1988;
    September 18, 1989 - present
  Chairman of the Board of Cosmos - May 1, 1989 - February 18, 1992
  President and Chief Executive Officer of Liberty since September, 1981

MARTHA G. WILLIAMS, Age 51
  Vice President, General Counsel & Secretary of Liberty since January, 1982 Vice President, General Counsel & Secretary of Liberty Life since
    January, 1982
  Secretary and Counsel of Cosmos since February 11, 1982

BARRY L. EDWARDS, Age 46
  Vice President and Treasurer of Liberty since January 1, 1979
  Treasurer of Cosmos since January 22, 1979

M. PORTER B. ROSE, Age 52
  President, Liberty Investment Group, Inc. since March 24, 1992
  Chairman, Liberty Capital Advisors, Inc. since January 1, 1987
  Chairman, Liberty Properties Group, Inc. since January 1, 1987

JENNIE M. JOHNSON, Age 47
  Vice President, Planning, of Liberty since February 1, 1986

WILLIAM S. KLECKLEY, Age 50
  Vice President & Controller of Liberty since July 26, 1993

RALPH L. OGDEN, Age 52
  President of Liberty Life since February 9, 1988
  Executive Vice President of Liberty Life November 28, 1983 - February 9, 1988

JAMES M. KEELOR, Age 51
  President of Cosmos since February 18, 1992
  Vice President, Operations, of Cosmos from December, 1989 to February 18, 1992 Vice President & General Manager of WDSU-TV from January, 1987 to
    December, 1989

(1)  W. Hayne Hipp is the son of Francis M. Hipp.


OTHER BUSINESS

         In addition to the operating subsidiaries, the Company has other minor organizations. These include the Company's administrative staff, an investment advisory company, a property development & management company and transportation operations. There are approximately 102 full-time employees in these areas.


RESEARCH ACTIVITIES

         The Company and its subsidiaries do not have a formal program of research on new or improved products. As a part of its operation, each company continues to seek improved methods and products. No material amounts were spent in this area during 1993.


INDUSTRY SEGMENT DATA

         Information concerning the Company's industry segments is contained in Selected Financial Data on page 37 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 183 of this report and is incorporated in this Item 1 by reference.

ITEM 2.  PROPERTIES

         MAIN OFFICES. The main office of the Company, Liberty Life and Cosmos is located on a 30-acre tract in Greenville, S. C. and consists of three buildings totalling approximately 360,000 square feet plus parking. The main office facilities are owned by the Company and Liberty Life, a wholly owned subsidiary of the Company. Liberty Life also owns three branch office buildings located in various cities in South Carolina and Kentucky and leases branch office space in various cities. Leases are normally made for terms of one to ten years.

         Cosmos owns its television broadcast studios, office buildings and transmitter sites in Columbia, SC; Montgomery, AL; Toledo, OH; Louisville, KY; Evansville, IN; Jonesboro, AR; and Lake Charles, LA.

        The following properties are owned by the Company or a wholly owned subsidiary.


INDUSTRIAL PROPERTY

            Name                        Description/Size                    Location
- ---------------------------       ---------------------------       ----------------------
Liberty Life
  Woodland Corporate Center       133 acres, being developed              Tampa, FL
  Northpoint                      349 acres, being developed              Columbia, SC
  SouthChase                      229 acres, developed                    Greenville, SC
  The Exchange                      2 acres, developed                    Greenville, SC
  Ridgeview Center                 17 acres, developed                    Spartanburg, SC

LPC of SC, Inc.
  Fairview Road/I-385             298 acres, to be developed              Fountain Inn, SC

OFFICE & OTHER BUILDINGS

            Name                        Description/Size                   Location
- ---------------------------       ---------------------------       ----------------------
LIBCO of Florida, Inc.
  Woodland Business Center I       88,800 sq. ft. on 8 acres        Tampa, FL
  Woodland Business Center II      45,351 sq. ft. on 9.3 acres      Tampa, FL

Liberty Life
  Lindsay Parking                   7,534 sq. ft. leased            Greensboro, NC
  Print Shop                       10,749 sq. ft. unoccupied        Greensboro, NC
  Leased to B.F. Goodrich Co       11,630 sq. ft. leased            Greensboro, NC
  Dixie Sales Co.                  19,699 sq. ft. unoccupied        Greensboro, NC
  Dunwoody Center                  17,262 sq. ft. unoccupied        DeKalb County, GA
  1800 Building                    18,000 sq. ft. part leased       W. Palm Beach, FL

LPC of SC, Inc.
  Leased to Aloca
    Fujikura, Ltd.                222,670 sq. ft. on 22 acres       Duncan, SC
  Leased to Perrigo Co.            72,000 sq. ft. on  9 acres       Greenville, SC
  Jumper House                    Lot 44 Phase III Hampton's
                                   Grant unoccupied                 Columbia, SC
LPG Development Corp.
  Spec I @ Northpoint              70,800 sq. ft. on 10 acres       Columbia, SC

SouthChase Development Corp.
  Leased to Stone Safety          104,200 sq. ft. on 11 acres       Greenville, SC
  Spec IV @ SouthChase             49,500 sq. ft. on  8 acres       Greenville, SC
  Spec V @ SouthChase             102,400 sq. ft. on 12.3 acres     Greenville, SC


RESIDENTIAL LAND

         Name                          Description/Size           Location
- ---------------------------       ---------------------------  ----------------
Liberty Life
  Prestwick                       108 acre, first home              Fulton County, GA
  Carlos Tract                    444 acre, first home              Gwinnett County, GA
  Jamesford Meadows               194 acre, first home              Greensboro, NC
  Hampton's Grant                 106 acre, first home              Columbia, SC
  Cedar Grove                      56 acre, first home              Lexington County, SC
  Rose Creek                       97 acre, first home              Richland County, SC
  Liberty Downs                   133 acre, first home              Williamson Cty., TN

LPC of SC, Inc.
  Amberleigh                       73 acre, first home              Fulton County, GA
  Devonhall                        68 acre, first home              Fulton County, GA
  Preston                          32 acre, first home              Burlington, NC
  Ashford                         305 acre, first home              Columbia, SC
  Adam's Run                       70 acre, first home              Greenville, SC
  Neely Farm                       92 acre, first home              Greenville, SC
  Deerspring at Neely Farm         88 acre, first home              Greenville, SC
  Laurel Brook at Neely Farm       69 acre, first home              Greenville, SC
  Miramont                         69 acre, first home              Gwinnett Cty., GA
  Storza                          117 acre, first home              Forsyth Cty., GA
  Planter's Row                   110.85 acre, first home           Greenville, SC
  Hawthorne Ridge at
     Neely Farm                    67 acre, first home              Greenville, SC
  Berkshire Park                   65 acre, first home              Greenville, SC

SHOPPING CENTERS

            Name                        Description/Size           Location
- ---------------------------       ---------------------------  ----------------
LIBCO of Florida, Inc.
  Village Market Place             54,417 sq. ft. on  7 acres       Orange City, FL

LPC of SC, Inc.
  Rushmore Place                   13,585 sq. ft. on  1 acres       Greenville, SC

TIMBER TRACTS


            Name                        Description/Size            Location
- ---------------------------       ---------------------------  --------------------
Liberty Life
  Wolf Mtn/Fox Hill                15 acres undeveloped land        Cashiers, NC

UNDEVELOPED LAND


            Name                        Description/Size              Location
- ---------------------------       ---------------------------  ----------------------
Liberty Life
  Edwards/Wade Hampton              6 acres, adjacent to main
                                      office of Registrant          Greenville, SC
  North Creek Land                 60 acres, undeveloped land       Anderson, SC

LPC of SC, Inc.
  Haltiwanger                      94 acres                         Columbia, SC
  Scuffletown Road                 18 acres, adjacent to
                                          Adam's Run                Greenville, SC


                        Park Avenue Associates, Inc., a wholly owned subsidiary of Liberty Life, has a 60% interest as General Partner of Tanyard Creek Partnership. The partnership owns a 49,500 square foot office building.

                        Greensboro Holdings, Inc., a wholly owned subsidiary of Liberty Life, owns the mortgage loans which funded the sales of a hotel and a parking deck in Greensboro, NC.

                        PROPOSED ACQUISITION OF ADDITIONAL INVESTMENT PROPERTIES. In March 1994, the Company finalized an agreement to purchase a portion of the real estate assets of SCANA Development Corporation, a subsidiary of SCANA Corporation, for approximately $50 million in cash. This transaction is expected to close in April and May 1994, and will significantly increase the real estate portfolio of the Company.

                        The properties to be purchased from SCANA are located primarily in South Carolina and include residential, commercial and industrial projects, which are similar to the Company's existing real estate investments throughout the Southeast. The properties to be purchased include residential projects under development, undeveloped land held for future development, income producing commercial properties consisting of shopping centers and office buildings, undeveloped land intended for possible development and/or sale, and of land to be developed as business parks.

ITEM 3.    LEGAL PROCEEDINGS

           The Company is not currently engaged in legal proceedings of material consequence other than ordinary routine litigation incidental to its business.  Any proceedings reported in prior filings have been settled or otherwise satisfied.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

           None


                                                  PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
           STOCKHOLDER MATTERS

           Information concerning the market for the Company's Common Stock and related stockholder matters is contained on the inside back cover of The Liberty Corporation Annual Report to Shareholders and is filed as
           Exhibit 13 on page 182 of this report and is incorporated in this Item 5 by reference.

ITEM 6.    SELECTED FINANCIAL DATA

           Selected Financial Data for the Company is contained on page 37 of The Liberty Corporation Annual Report to
           Shareholders and is filed as Exhibit 13 on page 183 of this report and is incorporated in this Item 6 by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

           Management's Discussion and Analysis of Financial Condition and Results of Operations is contained on pages
           38-47 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 184-193 of this report and is incorporated in this Item 7 by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

           The Company's Consolidated Financial Statements and Report of Independent Auditors are contained on pages
           10-35 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 194-219 of this report and are incorporated in this Item 8 by reference.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None


                                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information concerning Directors of the Company is contained in The Liberty Corporation Proxy Statement for the May 3, 1994 Annual Meeting of Shareholders and is incorporated in this Item 10 by reference.

           Information concerning Executive Officers of the Company is submitted in a separate section of this report in Part I, Item 1 on page 15 and is incorporated in this Item 10 by reference.



ITEM 11.                EXECUTIVE COMPENSATION

                        Information concerning Executive Compensation and transactions is contained in The Liberty Corporation
                        Proxy Statement for the May 3, 1994 Annual Meeting of Shareholders and is incorporated in this Item 11 by reference.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                        Information concerning Security Ownership of Certain Beneficial Owners and Management is contained in The
                        Liberty Corporation Proxy Statement for the May 3, 1994 Annual Meeting of Shareholders and is incorporated in this Item 12 by reference.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                        Information concerning Certain Relationships and Related Transactions is contained in The Liberty
                        Corporation Proxy Statement for the May 3, 1994 Annual Meeting of Shareholders and is incorporated in this
                        Item 13 by reference.


                                                               PART IV

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A)(1) AND (2).         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                        SCHEDULES

                        The following consolidated financial statements of The Liberty Corporation and Subsidiaries are included in the Company's Annual Report to Shareholders for the year ended December 31, 1993, filed as Exhibit 13 to this report and incorporated in Item 8 by reference:

                           Consolidated Balance Sheets - December 31, 1993 and
                              1992

                           Consolidated Statements of Income - For Each
                              of the Three Years Ended December 31, 1993

                           Consolidated Statements of Cash Flows - For
                              Each of the Three Years Ended December 31, 1993

                           Consolidated Statements of Shareholders'
                              Equity - For Each of the Three Years Ended
                              December 31, 1993

                           Notes to Consolidated Financial Statements -
                              December 31, 1993

                           Report of Independent Auditors

                        The following consolidated financial statement schedules of The Liberty Corporation and Subsidiaries are included in Item 14(d):

                           I - Summary of Investments
                         III - Condensed Financial Statements of The
                                    Liberty Corporation (Parent
                                    Company)
                           V - Supplementary Insurance Information
                          VI - Reinsurance
                        VIII - Valuation and Qualifying Accounts and Reserves
                          IX - Short-Term Borrowings

        All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission, but which are excluded from this report, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(A)(3). LIST OF EXHIBITS

         3.1 Restated Articles of Incorporation, as amended through March 28, 1994.

         3.2 Bylaws, as amended (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference).

         4.1 See Articles 4, 5, 7 and 9 of the Company's Restated Article of Incorporation (filed as Exhibit 3.1) and Articles I, II and VI of the Company's Bylaws (filed as Exhibit 3.2).

         4.2 See the Form of Rights Agreement dated as of August 7, 1990 between The Liberty Corporation and The Bank of New York, as Rights Agent, which includes as Exhibit B thereto the form of Right Certificate (filed as Exhibits 1 and 2 to the Registrant's Form 8-A, dated August 10, 1990, and incorporated herein by reference) with respect to the Rights to purchase Series A Participating Cumulative Preferred Stock.

         4.3   See Credit Agreement dated September 28, 1993 filed as Exhibit
               10.

        10.    Credit Agreement dated September 28, 1993.

        11. The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation

        13. Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1993:
                       Market for the Registrant's Common Stock and Related
                           Security Stockholder Matters
                       Selected Financial Data
                       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations
                       Financial Statements and Supplementary Information:
                           Consolidated Balance sheets - December 31, 1993 and
                               1992
                           Consolidated Statements of Income - For the three
                               years ended December 31, 1993
                           Consolidated Statements of Cash Flows - For the
                               three years ended December 31, 1993
                           Consolidated Shareholders' Equity - For the three
                               years ended December 31, 1993
                       Notes to Consolidated Financial Statements - December
                           31, 1993
                       Report of Independent Auditors

        21.    The Liberty Corporation and Subsidiaries, List of Subsidiaries

        23.    Consent of Independent Auditors

        24.    A.    Powers of Attorney applicable for certain signatures of
                     members of the Board of Directors in Registrant's
                     10-K filed for the year ended December 31, 1983

           B. Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's 10-K filed for the year ended December 31, 1985

           C. Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's 10-K filed for the year ended December 31, 1986

           D. Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's 10-K filed for the year ended December 31, 1989

    99.     Additional Exhibits

            A.    Annual Statement on Form 11-K for The Liberty
                  Corporation and Related Adopting Employers' 401(k) Thrift Plan for the year ended December 31, 1993

(B).  REPORTS ON FORM 8-K FILED IN 1993

      None

(C).  EXHIBITS FILED WITH THIS REPORT

      3.1     Restated Articles of Incorporation, as amended through March 28,
              1994.

      10.     Credit Agreement dated September 28, 1993.

      11. The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation

      13.     Portions of The Liberty Corporation Annual Report to
              Shareholders for the year ended d December 31, 1993:
                   Market for the Registrant's Common Stock and Related Security
                      Stockholder Matters
                   Selected Financial Data
                   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
                   Financial Statements and Supplementary Information:
                      Consolidated Balance sheets - December 31, 1993 and
                         1992
                      Consolidated Statements of Income - For the three years
                         ended December 31, 1993
                      Consolidated Statements of Cash Flows - For the three
                         years ended December 31, 1993
                      Consolidated Shareholders' Equity - For the three
                         years ended December 31, 1993
                   Notes to Consolidated Financial Statements - December 31,
                     1993
                   Report of Independent Auditors

      21.     The Liberty Corporation and Subsidiaries, List of Subsidiaries

      23.     Consent of Independent Auditors

      99.     Additional Exhibits

              A. Annual Statement on Form 11-K for The Liberty Corporation and Related Adopting Employers' 401(k) Thrift Plan for the year ended December 31, 1993

(D). CONSOLIDATED FINANCIAL STATEMENT SCHEDULES FILED WITH THIS REPORT
          I - Summary of Investments - December 31, 1993
        III - Condensed Financial Statements of The Liberty Corporation
              (Parent Company) - December 31, 1993 and 1992
          V - Supplementary Insurance Information - For the Three Years Ended
              December 31, 1993
         VI - Reinsurance - For the Three Years Ended December 31, 1993
       VIII - Valuation and Qualifying Accounts and Reserves - For the Three
              Years Ended December 31, 1993
         IX - Short-Term Borrowings - For the Three Years Ended December 31,
              1993

                                                                      Schedule I




                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                               December 31, 1993
                                  (In $000's)



                                                                                           Fair          Amount Shown on
       Type of Investment                                          Cost                    Value          Balance Sheet
    -------------------------                                  -------------           ------------     -----------------
Fixed Maturities:
  Bonds:
    United States Government and government
      agencies and authorities                                  $  383,488                $ 407,360       $  383,488
    States, municipalities and political subdivisions               18,530                   19,589           18,530
    Foreign governments                                             23,418                   24,017           23,418
    Public utilities                                               110,227                  134,372          110,227
    All other corporate bonds                                      261,725                  273,818          261,725
Redeemable preferred stocks                                         60,285                   62,013           60,285
                                                                ----------              -----------       ----------
      Total Fixed Maturities                                       857,673                  921,169          857,673
                                                                ----------              -----------       ----------

Equity Securities:
  Common stocks:
    Public utilities                                                   738                    1,306            1,306
    Banks, trusts and insurance companies                            4,538                    5,731            5,731
    Industrial, miscellaneous, and all other                        10,880                   13,441           13,231
  Nonredeemable preferred stocks                                    44,359                   48,123           48,123
                                                                ----------              -----------       ----------
      Total Equity Securities                                       60,515                   68,601           68,391
                                                                ----------              -----------       ----------
Other Investments:
  Mortgage loans on real estate                                    165,784                                   165,784
  Investment properties                                             84,530                                    84,530
  Policy loans                                                      86,942                                    86,942
  Other long-term investments                                       82,826                                    82,826
  Short-term investments                                            13,355                                    13,355
                                                                ----------                                ----------
      Total Other Investments                                      433,437                                   433,437
                                                                ----------                                ----------
      Total Investments                                         $1,351,625                                $1,359,501
                                                                ==========                                ==========


                                                                    Schedule III

                    THE LIBERTY CORPORATION (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1993 and 1992
                         (In $000's, except share data)


                                ASSETS                                                    1993                      1992
                                ------                                                 ----------                ----------
           Cash                                                                        $    1,069                $    2,033
           Investment securities                                                                2                         2
           Loans, notes and other receivables                                               8,841                       934
           Investment properties, at cost
             less accumulated depreciation of
             $5,383 in 1993 and $7,936 in 1992                                             50,990                    60,091
           Other long-term investments                                                      1,409                     1,974
           Buildings and equipment, at cost
             less accumulated depreciation of
             $9,226 in 1993 and $7,139 in 1992                                             19,896                    17,115
           Investment in affiliated companies*                                            474,942                   461,613
           Intercompany debt and advances*                                                 19,922                    18,656
           Income taxes recoverable                                                         4,752                     7,347
           Deferred income tax benefits                                                     4,818                     2,226
           Other assets                                                                     3,281                     2,093
                                                                                       ----------                ----------
                                                                                       $  589,922                $  574,084
                                                                                       ==========                ==========


                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------

           Liabilities
             Notes, mortgages and other debt                                           $  147,843                $  174,560
             Accounts payable and accrued expenses                                          6,269                     7,239
             Other liabilities                                                                560                        80
                                                                                       ----------                ----------
                 Total liabilities                                                        154,672                   181,879
                                                                                       ----------                ----------

           Shareholders' equity
             Common stock
               Authorized - 50,000,000 shares, no par value
               Issued and Outstanding - 19,497,515 in 1993
               and 18,859,164 in 1992                                                     143,939                   126,961
             Unearned stock compensation                                                   (4,475)                   (3,222)
             Net unrealized investment gains (losses)                                       5,177                     3,901
             Cumulative foreign currency translation
               adjustment                                                                  (1,529)                     (880)
             Retained earnings                                                            292,138                   265,445
                                                                                       ----------                ----------
                 Total shareholders' equity                                               435,250                   392,205
                                                                                       ----------                ----------
                                                                                       $  589,922                $  574,084
                                                                                       ==========                ==========

*Eliminated in consolidation.

See notes to condensed financial statements.

                                                                    Schedule III

                    THE LIBERTY CORPORATION (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                  (In $000's)



                                                                             1993              1992               1991
                                                                           --------          --------           --------
           REVENUES
             Dividends from subsidiaries*                                  $ 31,209          $ 43,911           $103,883
             Outside interest                                                    59                45                  4
             Intercompany interest*                                           6,933             6,736              4,512
             Other                                                           25,723            21,506             14,685
                                                                           --------          --------           --------
                Total Revenues                                               63,924            72,198            123,084
                                                                           --------          --------           --------


           EXPENSES
             Salaries and wages                                               7,530             7,249              6,887
             Outside interest                                                 9,360            15,652             20,418
             Intercompany interest*                                           3,642             3,671              1,657
             Taxes and licenses                                                 821               889                900
             Depreciation and amortization                                    2,260             2,950              2,742
             Other                                                           23,682            14,006              9,601
                                                                           --------          --------           --------
                Total Expenses                                               47,295            44,417             42,205
                                                                           --------          --------           --------


                                                                             16,629            27,781             80,879
           Income tax benefits                                               (4,859)           (5,537)            (7,925)
                                                                           --------          --------           --------

           Income before cumulative effect
             of accounting changes                                           21,488            33,318             88,804

           Cumulative effect of accounting
             changes                                                           (155)            ---                ---
                                                                           --------          --------           --------
                                                                             21,333            33,318             88,804
           Earnings of subsidiaries
             net of dividends paid to parent*                                16,202             4,160            (61,274)
                                                                           --------          --------           --------
               NET INCOME                                                  $ 37,535**        $ 37,478**         $ 27,530**
                                                                           ========          ========           ========



   *Eliminated in consolidation.
  **Differs from consolidated net income by $1,612, $3,407 and $3,036 in 1993, 1992 and 1991, respectively, due to gains recognized on a consolidated basis previously recognized by subsidiaries on intercompany transactions. Gains were deferred on a consolidated basis until completion of the earnings process.

     See notes to condensed financial statements.

                                                                    Schedule III

                    THE LIBERTY CORPORATION (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                  (In $000's)



                                                                                      1993             1992             1991
                                                                                   ----------       ----------       ----------
           OPERATING ACTIVITIES
           Net income                                                              $   37,535       $   37,478       $   27,530
           Adjustments to reconcile net income to net cash
           provided by operating activities:
             Depreciation and amortization                                              2,260            2,950            2,742
             Provision for deferred income taxes                                       (2,834)           1,663             (631)
             Earnings from subsidiary operations, net of
               dividends paid to parent                                               (16,202)          (4,160)          61,274
             (Gain) loss on disposal of assets                                          2,299           (1,373)          (1,378)
             Change in operating assets and liabilities:
               (Increase) Decrease in intercompany debt and
                   advances*                                                           (1,266)          (1,455)         (59,592)
               (Decrease) Increase in accounts payable and
                   accrued expenses                                                      (970)           1,469             (931)
               Decrease (Increase) in other assets                                     (1,188)           1,754           (2,034)
               Increase (Decrease) in other liabilities, and
                 accrued income taxes                                                   3,075            2,918            3,708
             Other                                                                        856           (4,345)           1,881
                                                                                   ----------       ----------       ----------
             NET CASH PROVIDED IN OPERATING ACTIVITIES                                 23,565           36,899           32,569
                                                                                   ----------       ----------       ----------

           INVESTING ACTIVITIES
           Purchases of investment securities                                           ---              ---                (20)
           Sale of investment securities                                                ---              ---              ---
           Additional investment in subsidiaries*                                      (6,500)          (7,000)           ---
           Reduction in investment in subsidiaries*                                    10,000            5,952            ---
           Notes receivable repayments (made)                                          (7,907)             233             (242)
           Purchase of investment properties                                          (19,055)          (5,753)         (14,274)
           Sale of investment properties                                               26,780           26,622            3,225
           Purchase of buildings and equipment                                         (3,700)           ---               (165)
           Net cash paid on purchase of insurance business                              ---            (66,434)           ---
           Other                                                                          (48)           ---              ---
                                                                                   ----------       ----------       ----------
             NET CASH USED IN INVESTING ACTIVITIES                                       (430)         (46,380)         (11,476)
                                                                                   ----------       ----------       ----------

           FINANCING ACTIVITIES
           Proceeds from borrowings                                                 2,192,635        1,699,000          424,400
           Principal payments on debt                                              (2,219,351)      (1,748,869)        (443,552)
           Dividends paid                                                             (13,108)          (7,892)          (5,472)
           Stock issued for employee benefit and performance
             incentive compensation programs                                            7,181            4,153            2,984
           Common stock offering                                                        8,544           64,274            ---
           Common stock repurchased                                                     ---              ---              ---
                                                                                   ----------       ----------       ----------

             NET CASH (USED) PROVIDED IN FINANCING ACTIVITIES                         (24,099)          10,666          (21,640)
                                                                                   ----------       ----------       ----------
           INCREASE (DECREASE) IN CASH                                                   (964)           1,185             (547)
           Cash at beginning of year                                                    2,033              848            1,395
                                                                                   ----------       ----------       ----------

           CASH AT END OF YEAR                                                     $    1,069       $    2,033       $      848
                                                                                   ==========       ==========       ==========




            *Eliminated in consolidation.

             See notes to condensed financial statements.

                                                                    Schedule III

                    THE LIBERTY CORPORATION (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993




1.       NOTES, MORTGAGES AND OTHER DEBT

         The general debt obligations at December 31, 1993, are as follows:

                                                                     Average
                                                                    Interest
         (In 000's)                                                  Rate %                    Amount
         ----------                                                 --------                  --------
         Notes due to banks                                            3.7                    $145,500
         Mortgage loans on investment property                         8.0                       2,343
                                                                                              --------
                                                                                              $147,843
                                                                                              ========


        On September 28, 1993, the Parent Company completed the restructuring of its revolving credit facility into a new $325,000,000 three and one-half year facility which will mature on April 1, 1997 and includes a one year extension provision at the Company's option. This facility provides funds to meet working capital requirements and finance acquisitions. Note 5 of The Liberty Corporation and Subsidiaries Consolidated Financial Statements provides additional information as to this agreement. The maturities of the general debt obligations at December 31, 1993 are as follows:

                     (In 000's)                Amount
                     ----------               --------
                       1994                   $ 31,616
                       1995                      1,001
                       1996                        226
                       1997                    115,000
                       1998                      ---
                     Thereafter                  ---
                                              --------
                                              $147,843
                                              ========



2.       COMMITMENTS AND CONTINGENT LIABILITIES

        The Parent Company is contingently liable for $792,000 of debt incurred by Cosmos on an industrial development bond.


3.       RETAINED EARNINGS

        As of December 31, 1993 and 1992, retained earnings of $292,138,000 and $265,445,000 respectively, in The Liberty Corporation (Parent Company) financial statements differs from The Liberty Corporation and Subsidiaries consolidated financial statements. The difference of $1,405,000 and $3,017,000 at December 31, 1993 and 1992, respectively, relates to the capitalization of interest on a consolidated basis and the elimination of gains on intercompany transactions.

                                                                      Schedule V


                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                  (In $000's)




                                                                              December 31
                                                 ------------------------------------------------------------------------
                                                                       Future
                                                                       Policy
                                                                      Benefits,                                   Other
                                                  Deferred            Losses,                                     Policy
                                                   Policy             Claims,                                    Claims &
                                                 Acquisition          and Loss              Unearned             Benefits
       Segment                                      Costs             Expenses              Premiums             Payable
       ------------------------------------------------------------------------------------------------------------------
       1993
       ----
       Life/Health Insurance                     $ 288,635            $1,342,369            $  3,135             $ 43,672

       1992
       ----
       Life/Health Insurance                     $ 275,875            $1,265,410            $  5,645             $ 40,210

       1991
       ----
       Life/Health Insurance                     $ 211,829            $1,000,539            $  4,754             $ 39,791



                                                                  Year Ended December 31
                                -------------------------------------------------------------------------------------------------
                                                                 Benefits,    Amortization
                                                                 Claims,      of Deferred                               Accident
                                                     Net        Losses, &       Policy               Other              & Health
                                  Premium        Investment     Settlement    Acquisition          Operating            Premiums
       Segment                    Revenue          Income        Expenses       Costs              Expenses             Written
       --------------------------------------------------------------------------------------------------------------------------
       1993
       ----
       Life/Health Insurance       $ 250,922        $ 106,864     $ 159,452      $ 39,402         $ 112,025             $ 42,151

       1992
       ----
       Life/Health Insurance       $ 209,133        $  90,120     $ 126,182      $ 29,581         $  94,200             $ 45,250

       1991
       ----
       Life/Health Insurance       $ 180,517        $  93,066     $ 123,783      $ 25,203         $  77,000             $ 37,710

                                                                     Schedule VI


                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                                  REINSURANCE
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                  (In $000's)




                                                               Ceded to      Assumed                            Percentage of
                                                   Gross         Other       from Other          Net           Amount Assumed
                                                 Amount(1)     Companies     Companies          Amount             to Net
                                                 ---------   -----------    -----------      -----------       --------------
Year ended December 31, 1993
- ----------------------------
Life insurance in force                        $ 20,202,101   $ 4,788,883    $    20,431      $15,433,649          0.1%
                                               ============   ===========    ===========      ===========          ====
Insurance premiums and policy charges:
  Life, annuity and other considerations       $    233,263   $    26,075    $       208      $   207,396           .1%
  Accident and health                                45,191         3,546          1,881           43,526          4.3%
                                               ------------   -----------    -----------      -----------
    TOTAL                                      $    278,454   $    29,621    $     2,089      $   250,922
                                               ============   ===========    ===========      ===========


Year ended December 31, 1992
- ----------------------------

Life insurance in force                        $ 20,458,434   $ 4,915,995    $    28,417      $15,570,856          0.2%
                                               ============   ===========    ===========      ===========          ====

Insurance premiums and policy charges:

  Life, annuity and other considerations       $    194,311   $    28,279    $       150      $   166,182          0.1%
  Accident and health                                43,292         3,017          2,676           42,951          6.2%
                                               ------------   -----------    -----------      -----------
    TOTAL                                      $    237,603   $    31,296    $     2,826      $   209,133
                                               ============   ===========    ===========      ===========

Year ended December 31, 1991
- ----------------------------

Life insurance in force                        $ 19,928,079   $ 4,932,644    $    44,581      $15,040,016         0.3%
                                               ============   ===========    ===========      ===========         ====

Insurance premiums and policy charges:
  Life, annuity and other considerations       $    148,526   $     5,499    $       479      $   143,506         0.3%
  Accident and health                                36,163         2,618          3,466           37,011         9.4%
                                               ------------   -----------    -----------      -----------
    TOTAL                                      $    184,689   $     8,117    $     3,945      $   180,517
                                               ============   ===========    ===========      ===========


       (1) Includes the blocks of business assumed during 1991 from Kentucky Central Life Insurance Company and Integon Life Insurance Corporation for which Kentucky Central and Integon have no further liability.

                                                                   Schedule VIII





                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                  (In $000's)


                                                                    Additions
                                                           ----------------------------

                                             Balance at      Charged to      Charged to                            Balance at
                                             Beginning        Costs and        Other                                  End
Deducted From Asset Accounts                 of Period       Expenses        Accounts       Deductions             of Period
- ----------------------------                ----------     ------------     ----------      ----------            -----------
Year Ended December 31, 1993

  Accounts receivable -                                                                              5(b)
    reserve for bad debts                   $      921     $      1,004     $    ---        $      893(a)         $     1,027
                                            ----------     ------------     ----------      ----------            -----------
  Notes and other loans receivable -
    discounts                               $    ---       $      ---       $    ---        $    ---              $     ---
                                            ----------     ------------     ----------      ----------            -----------
  Investment properties -
    valuation reserves                      $    ---       $      ---       $    ---        $    ---              $     ---
                                            ----------     ------------     ----------      ----------            -----------


Year Ended December 31, 1992

  Accounts receivable -
    reserve for bad debts                   $      556     $        353     $      315      $      303(a)         $       921
                                            ----------     ------------     ----------      ----------            -----------
  Notes and other loans receivable -
    discounts                               $    ---       $      ---       $    ---        $    ---              $     ---
                                            ----------     ------------     ----------      ----------            -----------
  Investment properties -
    valuation reserves                      $    ---       $      ---       $    ---        $    ---              $     ---
                                            ----------     ------------     ----------      ----------            -----------


Year Ended December 31, 1991

  Accounts receivable -
    reserve for bad debts                   $      502     $        744     $    ---        $      690(a)         $       556
                                            ----------     ------------     ----------      ----------            -----------
  Notes and other loans receivable -
    discounts                               $    ---       $      ---       $    ---        $    ---              $     ---
                                            ----------     ------------     ----------      ----------            -----------
  Investment properties -
    valuation reserves                      $    ---       $      ---       $    ---        $    ---              $     ---
                                            ----------     ------------     -----------     ----------            -----------

       Notes:
         (a) Uncollectible accounts written off, net of recoveries.
         (b) Reversal of reserves no longer required.

                                                                     Schedule IX

                   THE LIBERTY CORPORATION AND SUBSIDIARIES
                            SHORT-TERM BORROWINGS
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                      (In $000's, except interest rates)


                                                                                        Average
                                                  Weighted Average      Maximum          Amount        Weighted Average
   Category of Aggregate            Balance       Interest Rate of       Amount        Outstanding      Interest Rate
   Short-Term Borrowings(1)      End of Period   Amounts Outstanding   Outstanding   During Period(2)  During Period(3)
 ----------------------------    -------------   -------------------   -----------   ----------------  ----------------
 Year Ended December 31, 1993

   Lines of credit                  $ 30,500          3.68%             $ 30,500          $ 10,925           3.70%


 Year Ended December 31, 1992

   Lines of credit                  $  8,000          4.80%             $ 10,000          $  5,800           4.11%


 Year Ended December 31, 1991

   Lines of credit                  $ 82,000          6.10%             $104,000          $ 97,225           6.51%





       Notes:
         (1) Lines of credit arrangements with various banks impose no restrictions, do not require formal compensating balances and are at current quoted rates.
         (2) The average amount outstanding during the period was computed primarily by weighting all short-term borrowings during the period by the number of days outstanding and then dividing by the number of days outstanding.
         (3) The weighted average interest rate during the period was computed by annualizing the interest expense associated with all short-term borrowings and then dividing by the total short-term borrowings during the period.

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, as of the xxth day of March, 1994


         THE LIBERTY CORPORATION                           By:  /s/ Hayne Hipp
         --------------------------                             --------------------------
                Registrant                                          Hayne Hipp
                                                                    President and Chief
                                                                    Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the xxth day of March, 1994.


    By:  /s/ William S. Kleckley                          *By:  /s/ James G. Lindley
         --------------------------                             --------------------------
             William S. Kleckley                                    James G. Lindley
             Vice President & Controller                            Director

    By:  /s/ Barry L. Edwards                             *By:  /s/ William O. McCoy
         --------------------------                             --------------------------
             Barry L. Edwards                                       William O. McCoy
             Vice President & Treasurer                             Director

   *By:  /s/ Rufus C. Barkley, Jr.                        *By:  /s/ Buck Mickel
         --------------------------                             ------------------------
             Rufus C. Barkley, Jr.                                  Buck Mickel
             Director                                               Director

   *By:  /s/ Edward E. Crutchfield                        *By:  /s/ John H. Mullin, III
         --------------------------                             ------------------------
             Edward E. Crutchfield                                  John H. Mullin, III
             Director                                               Director

   *By:  /s/ Francis M. Hipp                              *By:  /s/ Benjamin F. Payton
         --------------------------                             ------------------------
             Francis M. Hipp                                        Benjamin F. Payton
             Director                                               Director

    By:  /s/ W. Hayne Hipp                                *By:  /s/ Robert S. Small
         --------------------------                             ------------------------
             W. Hayne Hipp                                          Robert S. Small
             Director                                               Director

   *By:  /s/ W. W. Johnson                                *By:  /s/ John A. Warren
         --------------------------                             ------------------------
             W. W. Johnson                                          John A. Warren
             Director                                               Director

   *By:  /s/ James F. Kane                                 By:  /s/ Martha G. Williams
         --------------------------                             ------------------------
             James F. Kane                                         *Martha G. Williams, as
             Director                                               Special Attorney-in-Fact

   *By:  /s/ William S. Lee
         --------------------------
             William S. Lee
             Director




                           Annual Report on Form 10-K



                            The Liberty Corporation


                               December 31, 1993




                               Index to Exhibits



           Exhibit                                                              Page Number
         -----------                                                           -------------
3.1      Restated Articles of Incorporation, as amended                         35 - 81
           through March 28, 1994.

10.      Credit Agreement dated September 28, 1993.                             82 - 180

11.      The Liberty Corporation and Subsidiaries Consolidated                    181
           Earnings Per Share Computation

13.      Portions of The Liberty Corporation Annual Report to
           Shareholders for the year ended December 31, 1993:

         Market for the Registrant's Common Stock and Related                     182
           Security Stockholder Matters                                           183
         Selected Financial Data
         Management's Discussion and Analysis of Financial                     184 - 193
           Condition and Results of Operations
         Financial Statements and Supplementary Information:
           Consolidated Balance sheets - December 31, 1993 and 1992            194 - 195
           Consolidated Statements of Income - For the three years                196
             ended December 31, 1993
           Consolidated Statements of Cash Flows - For the three years            197
             ended December 31, 1993
           Consolidated Shareholders' Equity - For the three years                198
             ended December 31, 1993
           Notes to Consolidated Financial Statements - December 31,           199 - 218
             1993
           Report of Independent Auditors                                         219


21.      The Liberty Corporation and Subsidiaries, List of                        220
           Significant Subsidiaries

23.      Consent of Independent Auditors                                          221

99.      Additional Exhibits

           A.  Annual Statement on Form 11-K for The Liberty
                 Corporation and Adopting Related Employers' 401(k)            222 - 237
                 Thrift Plan for the year ended December 31, 1993