Form 10-Q
period 1994-03-31
LIBERTY CORP
filed 1994-05-13
CIK 59229

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


(Mark One)

   [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended  March 31, 1994
                                              ----------------
                                      OR

   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______________ to ______________

                        Commission File Number  1-5846
                                                ------

                           THE LIBERTY CORPORATION
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            South Carolina                                    57-0507055
- - --------------------------------------------------------------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification No.)


     Post Office Box 789, Wade Hampton Boulevard, Greenville, S.C.  29602
- - --------------------------------------------------------------------------------
        (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (803) 268-8436
                                                   ----------------------------

                                NOT APPLICABLE
- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X      No
                                                   ---        ---

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.


                                            Number of Shares Outstanding
     Title of each class                       as of March 31, 1994
 -----------------------------             -----------------------------
        Common Stock                                19,569,194

                                 PART I, ITEM 1

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED AND CONDENSED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                                                March 31,              December 31,
           ASSETS                                                                                 1994                     1993
                                                                                              -----------              -----------
Investments:
  Fixed Maturity Securities:
    Available for Sale, at market, cost of $816,558
      at 3/31/94                                                                              $   803,339              $         0
    Held to Maturity, at cost, market of $353,163
      at 3/31/94 and $921,169 at 12/31/93                                                         320,163                  857,673
  Nonredeemable Preferred Stocks, at market,
    cost of $44,325 at 3/31/94 and $44,359
    at 12/31/93                                                                                    47,599                   48,123
  Common Stocks, primarily at market, cost of
    $39,843 at 3/31/94 and $16,156 at 12/31/93                                                     43,418                   20,268
  Mortgage Loans                                                                                  173,989                  165,784
  Investment Properties                                                                            89,119                   84,530
  Loans to Policyholders                                                                           91,703                   86,942
  Other Long-Term Investments                                                                      89,257                   82,826
  Short-Term Investments                                                                            9,348                   13,355
                                                                                              -----------              -----------

    Total Investments                                                                           1,667,935                1,359,501
                                                                                              -----------              -----------

Cash                                                                                               65,355                   29,487
Accrued Investment Income                                                                          17,365                   12,736
Receivables                                                                                        46,713                   46,648
Receivable from Reinsurers                                                                        251,591                  245,210
Deferred Acquisition Costs                                                                        327,635                  288,635
Buildings and Equipment                                                                            65,448                   63,499
Intangibles Related to Television Operations                                                       48,047                   48,418
Goodwill Related to Insurance Acquisitions                                                         29,663                   27,683
Other Assets                                                                                       59,961                   65,216
                                                                                              -----------              -----------

                                                                                                  911,778                  827,532
                                                                                              -----------              -----------

    Total Assets                                                                              $ 2,579,713              $ 2,187,033
                                                                                              ===========              ===========


      LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities
  Policy Liabilities                                                                          $ 1,646,625              $ 1,389,176
  Notes, Mortgages and Other Debt                                                                 247,645                  149,489
  Accrued Income Taxes                                                                             10,072                   12,054
  Deferred Income Taxes                                                                           117,803                  110,004
  Accounts Payable and Accrued Expenses                                                            68,029                   61,932
  Other Liabilities                                                                                32,506                   30,533
                                                                                              -----------              -----------

    Total Liabilities                                                                           2,122,680                1,753,188
                                                                                              -----------              -----------

Redeemable Preferred Stock
  1994-B Series, $37.50 redemption value, 598,656
   shares issued and outstanding                                                                   22,450                      ---

Shareholders' Equity
  Common Stock                                                                                    145,578                  143,939
  Unearned Stock Compensation                                                                      (4,056)                  (4,475)
  Unrealized Investment Gains (Losses)                                                             (3,560)                   5,177
  Cumulative Foreign Currency
    Translation Adjustment                                                                         (1,533)                  (1,529)
  Retained Earnings                                                                               298,154                  290,733
                                                                                              -----------              -----------

    Total Shareholders' Equity                                                                    434,583                  433,845
                                                                                              -----------              -----------

    Total Liabilities, Redeemable Preferred Stock
        and Shareholders' Equity                                                              $ 2,579,713              $ 2,187,033
                                                                                              ===========              ===========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED AND CONDENSED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                                                          Three Months Ended
                                                                                                              March 31,
                                                                                                      -------------------------
                                                                                                        1994             1993
                                                                                                      --------         --------
REVENUES
  Insurance Premiums & Policy Charges                                                                 $ 66,795         $ 59,549
  Broadcasting Revenues                                                                                 21,247           19,660
  Net Investment Income                                                                                 28,501           26,576
  Service Contract Revenue                                                                               1,520            2,570
  Realized Investment Gains                                                                              1,558            7,199
                                                                                                      --------         --------

     Total Revenues                                                                                    119,621          115,554
                                                                                                      --------         --------

EXPENSES
  Policyholder Benefits                                                                                 47,742           37,834
  Commissions                                                                                           11,157           11,060
  General Insurance Expenses                                                                            13,378           15,419
  Amortization of Deferred Acquisition Costs                                                            10,358            9,178
  Broadcasting Expenses                                                                                 16,179           15,485
  Interest Expense                                                                                       1,693            2,847
  Other Expenses                                                                                         2,979            2,548
                                                                                                      --------         --------

      Total Expenses                                                                                   103,486           94,371
                                                                                                      --------         --------

Income Before Income Taxes and Cumulative
  Effect of Accounting Changes                                                                          16,135           21,183

Provision for Income Taxes                                                                               5,562            7,169
                                                                                                      --------         --------

Income Before Cumulative Effect of
  Accounting Changes                                                                                    10,573           14,014

Cumulative Effect of Accounting Changes                                                                    ---          (11,940)
                                                                                                      --------         --------

      NET INCOME                                                                                      $ 10,573         $  2,074
                                                                                                      ========         ========

EARNINGS PER SHARE:  (Exhibit 11)                                                                     $    .53         $    .11
                                                                                                      ========         ========

Dividends Per Common Share                                                                            $   .155         $   .140
                                                                                                      ========         ========

Data on Provision for Income Taxes:
  Taxes Currently Payable - Federal                                                                   $  3,336         $  5,797
                          - State                                                                          204              161
  Taxes Deferred Primarily Due to GAAP Adjustments
    on Insurance Subsidiary -
                            - Federal                                                                    2,022            1,211
                            - State                                                                      ---              ---
                                                                                                      --------         --------

                                                                                                      $  5,562         $  7,169
                                                                                                      ========         ========


Note: The provision for income taxes (current and deferred) is calculated on current period operations based on the annual tax rate.



See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                      ---------------------------
                                                                                                         1994             1993
                                                                                                      ----------       ----------
OPERATING ACTIVITIES
Net income                                                                                            $   10,573       $    2,074
Adjustments to reconcile net income to net cash
provided (used) in operating activities:
  Increase in policy liabilities                                                                           1,041            2,942
  Increase (decrease) in accounts payable and
    accrued liabilities                                                                                      314           (4,050)
  (Increase) decrease in receivables                                                                      (3,135)          (3,566)
  Amortization of policy acquisition costs                                                                10,358            9,178
  Policy acquisition costs deferred                                                                      (13,815)         (14,902)
  Realized investment (gains) losses                                                                      (1,558)          (7,199)
  Depreciation and amortization                                                                            2,929            2,932
  Amortization of bond premium and discount                                                               (1,235)            (780)
  Provision for deferred income taxes                                                                      2,022            1,211
  All other operating activities, net                                                                      3,840           22,012
                                                                                                      ----------       ----------

    NET CASH PROVIDED IN OPERATING ACTIVITIES                                                             11,334            9,852
                                                                                                      ----------       ----------

INVESTING ACTIVITIES
Investment securities sold - available for sale                                                            2,213            9,158
Investment securities matured or redeemed by issuer-
  available for sale                                                                                      29,914             ----
Investment securities matured or redeemed by issuer-
  held to maturity                                                                                        20,750           38,419
Cost of investment securities acquired - available
  for sale                                                                                               (78,432)          (4,059)
Cost of investment securities acquired - held to maturity                                                   ----          (77,486)
Mortgage loans made                                                                                       (6,594)            (201)
Mortgage loan repayments                                                                                   5,615            7,010
Purchase of investment properties, buildings and equipment                                                (6,335)          (5,689)
Sale of investment properties, buildings and equipment                                                     3,688           11,251
Purchases of short-term investments                                                                     (299,223)         (40,020)
Sales of short-term investments                                                                          303,394           57,528
Net cash paid on purchases of insurance companies                                                        (53,492)            ----
All other investment activities, net                                                                         756           (1,487)
                                                                                                      ----------       ----------

  NET CASH USED IN INVESTING ACTIVITIES                                                                  (77,746)          (5,576)
                                                                                                      ----------       ----------

FINANCING ACTIVITIES
Proceeds from borrowings                                                                                 454,000          520,854
Principal payments on debt                                                                              (359,793)        (534,158)
Dividends paid                                                                                            (3,152)          (4,961)
Stock issued for employee benefit and compensation
  programs                                                                                                 2,058            1,427
Common stock offering                                                                                       ----            8,543
Return of policyholders' account balances                                                                 (7,174)          (6,401)
Receipts credited to policyholders' account balances                                                      16,341           16,406
                                                                                                      ----------       ----------

  NET CASH PROVIDED IN FINANCING ACTIVITIES                                                              102,280            1,710
                                                                                                      ----------       ----------

INCREASE IN CASH                                                                                          35,868            5,986
Cash at beginning of year                                                                                 29,487           32,180
                                                                                                      ----------       ----------

CASH AT END OF PERIOD                                                                                 $   65,355       $   38,166
                                                                                                      ==========       ==========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1994
                                  (Unaudited)

1.        BASIS OF PRESENTATION

          The accompanying unaudited consolidated and condensed financial statements of The Liberty Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included is not necessarily indicative of the annual results that may be expected for the year ended December 31, 1994, but it does reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

          The financial statements include the accounts of the Company and all of its subsidiaries after elimination of all significant intercompany balances and transactions.

2. FINANCIAL ACCOUNTING STANDARDS STATEMENT NO. 115 - ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

          In May 1993, the Financial Accounting Standards Board issued FAS 115. The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. The Statement generally replaced the historical cost accounting approach for certain debt securities with a fair value approach. Under FAS 115, all affected debt and equity securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. These classifications are important in that they affect the carrying value of the security as well as the timing of gain or loss recognition in the income statement.

          In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The opening balance of shareholders' equity was increased by $11.4 million (net of adjustments to deferred policy acquisition costs of $1.7 million and deferred income taxes of $6.1 million) to reflect the net unrealized gains on securities classified as available-for-sale previously carried at amortized cost or cost. There was no effect on net income as a result of the adoption of FAS 115. In the three month period ended March 31, 1994, net unrealized gains decreased by $20.1 million (net of adjustments to deferred policy acquisition costs of $3.6 million and deferred income taxes of $10.6 million). Approximately $5.0 million of the net decrease was related to securities acquired through the acquisitions of American Funeral Assurance Company and North American National Corporation during February 1994. The net decrease was attributable to a rise in interest rates during the three month period.

          The adoption of FAS 115 primarily affected the Company's accounting for its investment in fixed maturity securities
          (bonds and redeemable preferred stocks). The Company has classified approximately two-thirds of its bond portfolio as available-for-sale with the remainder of the portfolio classified as held-to-maturity; and has classified all of its redeemable preferred stocks as available-for-sale. The
          Company did not classify any affected securities under the trading category. All equity securities (non-redeemable preferred and common stocks) are carried as available-for-sale but the accounting of these securities was not affected by FAS 115 since the Company already carried these securities at fair value. Accordingly, since FAS 115 did not affect the accounting for equity securities the Company has included all equity securities under the available-for-sale category for periods presented prior to January 1, 1994 (the effective adoption date) for presentational purposes. In addition, the Company classified nearly two-thirds of its interest in the trusts established for the assets supporting the coinsured General Agency Marketing business as available-for-sale.
          These assets held in trusts are included in other long-term investments as reported per the Company's financial statements and are accordingly being carried at fair value.

          Management will determine the appropriate classification of fixed maturity securities at the time of purchase and will re-evaluate such designation as of each balance sheet date. Fixed maturity securities are classified as held-to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

          Fixed maturity securities not classified as held-to-maturity and all equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains or losses, net of deferred taxes and related amortization of deferred acquisition costs, reported in a separate component of shareholders' equity.

          The amortized cost of fixed maturity securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in net investment income.

          The following is a summary of available-for-sale securities and held-to-maturity securities:


                                                                          Available for Sale
                                                                          ------------------
         (In 000's)                                                   Gross              Gross
                                                                   Unrealized          Unrealized       Fair
         March 31, 1994                            Cost               Gains              Losses        Value
         --------------                            ----               -----              ------        -----
         Fixed maturity securities:
         US Treasury securities and
          obligations of US government
          corporations and agencies              $ 24,940           $    23            $   673       $ 24,290
         Obligations of states and
          political subdivisions                   51,219               234              1,770         49,683
         Debt securities issued by
          foreign governments                      16,870               106                  9         16,967
         Corporate securities                     358,378             6,740             10,990        354,128
         Mortgage-backed securities               364,307             3,461             10,670        357,098
         Other debt securities                        844               352                 23          1,173
                                                 --------           -------            -------       --------
          Total fixed maturity
           securities                            $816,558           $10,916            $24,135       $803,339
         Equity securities                         84,168             8,918              2,069         91,017
                                                 --------           -------            -------       --------
         Total                                   $900,726           $19,834            $26,204       $894,356
                                                 ========           =======            =======       ========



                                                                         Held to Maturity
                                                                         ----------------
                                                                      Gross              Gross
                                                                   Unrealized          Unrealized       Fair
         March 31, 1994                            Cost               Gains              Losses        Value
         --------------                            ----               -----              ------        -----
         Fixed maturity securities:
         US Treasury securities and
          obligations of US government
          corporations and agencies             $  17,086           $   355              $  133       $ 17,308
         Obligations of states and
          political subdivisions                     454                146                   0            600
         Debt securities issued by
          foreign governments                        ---                ---                 ---            ---
         Corporate securities                     81,206             16,653                 161         97,698
         Mortgage-backed securities              221,417             16,146                   6        237,557
         Other debt securities                       ---                ---                 ---            ---
                                                --------            -------              ------       --------
         Total                                  $320,163            $33,300              $  300       $353,163
                                                ========            =======              ======       ========


                                                                             Available for Sale
                                                                             ------------------
         (In 000's)                                                      Gross            Gross
                                                                      Unrealized        Unrealized            Fair
         December 31, 1993                         Cost                  Gains            Losses             Value
         -----------------                         ----                  -----            ------             -----
         Equity securities                          60,515                9,411           1,535             68,391




                                                                           Held to Maturity
                                                                           ----------------
                                                                       Gross            Gross
                                                                    Unrealized        Unrealized            Fair
         December 31, 1993                         Cost                Gains            Losses             Value
         -----------------                         ----                -----            ------             -----
         Fixed maturity securities:
         US Treasury securities and
          obligations of US government
          corporations and agencies              $ 28,056            $   834           $   148           $ 28,742
         Obligations of states and
          political subdivisions                   18,530              1,264               205             19,589
         Debt securities issued by
          foreign governments                      23,418                702               103             24,017
         Corporate securities                     304,324             32,962             1,228            336,058
         Mortgage-backed securities               482,521             29,699               804            511,416
         Other debt securities                        824                620                97              1,347
                                                 --------            -------           -------           --------
         Total                                   $857,673            $66,081           $ 2,585           $921,169
                                                 ========            =======           =======           ========


        During the period ended March 31, 1994 and 1993, available-for-sale securities with a fair value at the date of sale of $2.2 million and $9.2 million, respectively were sold. The gross realized gains on such sales totaled $0.9 million and $3.5 million, respectively, and the gross realized losses totaled zero and $.2 million, respectively. The change to net unrealized gains (losses) on available-for-sale securities included as a component of shareholders' equity for the three months ended March 31, 1994 and 1993 is as follows:


                                                                            Three Months Ended
                                                                                March 31,
                                                                            1994         1993
                                                                            -----        ----
         Balance at beginning of the period                               $   5,177    $ 3,901
         Adjustment to beginning balance for
           change in accounting method, net of adjustment
           to deferred acquisition costs and deferred
           taxes                                                             11,357        ---
         Change in unrealized gains (losses), net of
           adjustment to deferred acquisition costs
           and deferred taxes                                              (20,094)        922
                                                                          --------     -------
         Balance at end of the period                                     $ (3,560)    $ 4,823
                                                                          ========     =======


         The amortized cost and estimated fair value of fixed maturity securities by contractual maturity and equity securities at March 31, 1994 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                      Available for Sale
                                                                      ------------------
         (In 000's)                                                Gross            Gross
                                                                Unrealized        Unrealized      Fair
         March 31, 1994                            Cost            Gains            Losses       Value
         --------------                            ----            -----            ------       -----
         Contractual maturity of:
           Less than one year                    $ 20,168        $    23          $    75       $ 20,116
           One to five years                       97,323          2,662              950         99,035
           Five to ten years                      171,995          2,770            5,691        169,074
           Greater than ten years                 162,765          2,000            6,749        158,016
                                                 --------        -------          -------       --------
                                                 $452,251        $ 7,455          $13,465       $446,241
         Mortgage-backed securities               364,307          3,461           10,670        357,098
         Equity securities                         84,168          8,918            2,069         91,017
                                                 --------        -------          -------       --------
         Total                                   $900,726        $19,834          $26,204       $894,356
                                                 ========        =======          =======       ========


                                                                       Held to Maturity
                                                                      -----------------
                                                                   Gross            Gross
                                                                Unrealized        Unrealized      Fair
         March 31, 1994                            Cost            Gains            Losses       Value
         --------------                            ----            -----            ------       -----
         Contractual maturity of:
           Less than one year                    $ 12,939        $   262          $    18       $ 13,183
           One to five years                       46,520          7,360               93         53,787
           Five to ten years                       28,307          7,970               27         36,250
           Greater than ten years                  10,980          1,562              156         12,386
                                                 --------        -------          -------       --------
                                                 $ 98,746        $17,154          $   294       $115,606
         Mortgage-backed securities               221,417         16,146                6        237,557
                                                 --------        -------          -------       --------
         Total                                   $320,163        $33,300          $   300       $353,163
                                                 ========        =======          =======       ========

3.       REDEEMABLE PREFERRED STOCK

         On February 24, 1994, the Company issued 598,656 shares of Series 1994-B Voting Cumulative Preferred Stock having a total redemption value of $22,449,600 or $37.50 per share in connection with the acquisition of American Funeral Assurance Company. Additionally, on April 1, 1994, the Company issued 668,207 shares of Series 1994-A Voting Cumulative Preferred Stock having a total redemption value of $23,387,245 or $35.00 per share in connection with the acquisition of State National Capital Corporation.

         The consolidated and condensed balance sheet at March 31, 1994 includes the issuance of the Preferred Stock 1994-B Series under the caption "Redeemable Preferred Stock" but does not include the 1994-A Series since the issuance was subsequent to March 31, 1994. Earnings per share are computed based on the weighted average number of common shares and common share equivalents outstanding during the respective period. The Preferred Stock 1994-A Series and 1994-B Series are not considered common equivalent shares. Accordingly, the dividends on the Preferred Stock 1994-B Series of $122,000 for the period ended March 31, 1994 have been deducted from net income to compute earnings per share. There is no material difference between primary and fully diluted earnings per share amounts.

         Each share of Preferred Stock 1994-A Series and 1994-B Series is entitled to one vote per share on any matters submitted to the vote of the shareholders of the Company.

         Dividends        Dividends shall be paid on the Preferred Stock 1994-A
         Series at the rate of 6% per annum and on the 1994-B Series at the rate of 5.6% per annum. Dividends shall accrue daily, be cumulative and shall be paid on or before the last day of each calendar quarter, as declared by the Board of Directors. Both the Preferred Stock 1994-A Series and 1994-B Series are on a parity in rank with all other series of preferred stock of the Company whether or not such series exists now or is created in the future, with respect to payment of all dividends and distributions, unless a series of preferred stock expressly provides that it is junior or senior to the 1994-A Series and 1994-B Series. No dividends or distributions on the Company's common stock shall be declared or paid until all accumulated and unpaid dividends on the Preferred Stock 1994-A Series and 1994-B Series have been declared and set aside for payment.

         Redemption       Both the Company and the holders of the Preferred
         Stock 1994-A Series and 1994-B Series have the right to redeem any or all of the shares from time to time at any time beginning five years and one month after the date of issue in exchange for cash or shares of the Company's common stock. A shareholder is limited to giving only one notice of redemption in any calendar year but the Company has an unlimited right to give notices of redemption after the Preferred Stock 1994-A Series and 1994-B Series become redeemable. There is no sinking fund for the redemption of either Preferred Stock 1994-A Series or 1994-B Series.

         Regardless of whether a redemption is at the election of the Company or the shareholder, the form of consideration for the redeemed shares will be determined by the Company and may consist of cash, shares of the Company's common stock or some combination of both. Generally the amount of consideration on the Preferred Stock 1994-A Series will be equivalent to $35.00 per share plus the amount of any accumulated and unpaid dividends and on the 1994-B Series will be equivalent to $37.50 per share plus the amount of any accumulated and unpaid dividends.

         In addition to the redemption provisions, the Company and a shareholder of either Preferred Stock 1994-A Series or 1994-B Series may separately negotiate and agree on terms pursuant to which the Company will repurchase any or all of the shares such shareholder owns. There are no restrictions on the time, price paid by the Company or other terms of such a negotiated repurchase.

         Conversion Rights     Each share of the Preferred Stock 1994-A Series
         and 1994-B Series is convertible, at the option of the shareholder, at any time into one share of the Company's common stock (plus a corresponding attached right to acquire a share of the Company's Series A Participating Cumulative Preferred Stock).

         Liquidation    Upon liquidation or dissolution of the Company,
         shareholders of Preferred Stock 1994-A Series and 1994-B Series shall be entitled to receive out of the net assets of the Company, after payment of all liabilities but before any payment on the Company's common stock, a distribution in the amount of $35.00 per share on the 1994-A Series and $37.50 per share on the 1994-B Series, plus the amount of all accumulated and unpaid dividends.


4.       ACQUISITIONS
         (In 000's, except for per share data)

         North American National Corporation, American Funeral Assurance Company and State National Capital Corporation were acquired by the Company on February 23, February 24, and April 1, respectively. The following unaudited combined results of operations for the three months ended March 31, 1994 and 1993 give effect to these acquisitions as though they had occurred at the beginning of each period. None of these acquisitions were individually material for financial reporting purposes and accordingly the following pro forma financial data reflects the effect of these acquisitions in the aggregate. Pro forma results are not necessarily indicative of the results that actually would have occurred had the Company owned these acquisitions during these periods or which will be obtained in the future.

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                     -------------------------
                                                                                      1994              1993
                                                                                      ----              ----
Revenues                                                                            $139,585          $146,345
                                                                                    ========          ========

Net Income Before Cumulative Effect
  of Accounting Changes                                                             $ 11,343          $ 15,083
                                                                                    ========          ========

Net Income                                                                          $ 11,343          $  3,143
                                                                                    ========          ========

Earnings Per Share:

Net Income Before Cumulative Effect
  of Accounting Changes                                                             $   0.54          $   0.74
                                                                                    ========          ========

Net Income                                                                          $   0.54          $   0.13
                                                                                    ========          ========

5.       COMMITMENTS AND CONTINGENCIES

         At March 31, 1994, the Company had made commitments as shown below:

                                                                                  (In 000's)
              Buildings and equipment                                                $12,134
              Mortgage loans and bonds                                                12,378
              Other                                                                      ---
                                                                                     -------
                                                                                     $24,512
                                                                                     =======

         The Company is contingently liable for reinsurance ceded ($4.8 billion at March 31, 1994) should any reinsurer be unable to meet the obligations assumed. The Company is also contingently liable for $.7 million of debt incurred by Cosmos on an industrial development bond.


6.       SUPPLEMENTAL INFORMATION ON INSURANCE OPERATIONS

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                            ---------------------------
                                                                              1994               1993
                                                                            --------           --------
                                                                                  (In millions)
         Increase in net insurance in force                                 $    771           $    224
                                                                            ========           ========

         Net insurance in force                                             $ 16,205           $ 15,795
                                                                            ========           ========


                                 PART I, ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Unaudited)

Operations

Consolidated net income of $10.6 million for the first quarter of 1994 increased $8.5 million from last year's first quarter (see table below). The increase in net income reflects that last year's first quarter included a charge of $11.9 million related to the implementation of two accounting changes
- - -- FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and FAS 112, "Employers' Accounting for Postemployment Benefits. Income before the cumulative effect of accounting changes was down $3.4 million due to: (1) a $5.0 million decrease in income before taxes; and (2) a $1.6 million decrease in income taxes. The decrease in income before taxes and the cumulative effect of accounting changes was due to decreased earnings of $5.3 million from the Insurance Group, increased earnings of $0.9 million from broadcasting operations coupled with an increased loss of $0.6 million in the parent company.

                                                               First Quarter
                                                      -----------------------------
                                                        1994                 1993
                                                      --------             --------
                                                                  (000's)
Income Before Income Taxes and the
  Cumulative Effect of Accounting Changes               16,135               21,183
Income Taxes                                             5,562                7,169
                                                      --------             --------
Income Before the Cumulative Effect of
  Accounting Changes                                  $ 10,573             $ 14,014
Cumulative Effect of Accounting Changes                   ---               (11,940)
                                                      --------             ---------
Net Income                                            $ 10,573             $  2,074
                                                      ========             ========


The $5.3 million decrease in the Insurance Group's income before taxes and the cumulative effect of accounting changes was primarily a function of lower realized gains of $4 million combined with a significant increase in life claims throughout the key lines of business. The Company believes that the majority of the negative claims experience was a statistical deviation that should not repeat over the near-term. This negative claims deviation overshadowed the strong results in the Pre-need Group which provided a pretax earnings increase of $1.9 million -- approximately $.8 million came from the acquisitions of North American National Corporation and American Funeral Assurance Company which closed in late February and the remainder from Pierce National. The Company has accounted for these acquisitions as purchases; financing of the acquisitions is discussed under the "Capital, Liquidity and Financing" section which follows. Other positive factors affecting the Insurance Group's earnings included improving lapse experience in the home service line of business and tightly controlled operating expenses.

The $.9 million or 37% increase in pretax earnings from broadcasting operations was largely due to the strong operating leverage provided by attractive revenue growth on a controlled expense base. The increase in the parent company's loss was a result of substantially greater realized investment gains last year primarily on the sale of real estate properties. Excluding realized gains, the parent company showed an improvement in its results due to lower interest expense on bank debt reflecting lower interest rates coupled with strong real estate land and lot sales.

Consolidated first quarter revenues of $119.6 million increased 4% over first quarter 1993. This revenue growth consisted of: (1) a 4% increase in revenues from the Insurance Group; and (2) a 8% increase in broadcasting revenues. Revenue growth in the Insurance Group was a function of increases in premiums, up $7.3 million or 12%, and net investment income, up $1.6 million or 6%, which were offset to some degree by decreases in service contract revenues, down $1.1 million or 41%, and realized investment gains, down $4.0 million or 72%.

The strong growth in insurance premiums was mostly due to additional premiums of $9.9 million from the Pre-need Group with Pierce National contributing $3.2 million of increase and the new acquisitions -- American Funeral and North American -- contributing $6.7 million of the increase. The premium growth from the Pre-need Group was partially offset by a decline in premiums in Liberty Life due to the sale of its medicare supplement business in December of 1993. Premiums in Liberty Life's mortgage protection line were basically in line with last year despite the decline in its in force block due to the high level of lapses experienced over the past year due to refinancings. Last year's mortgage protection premiums included a $1.2 million reversal of premiums to properly account for policy lapses. Revenues from service contracts, generated by Liberty Insurance Services which provides administrative services to other insurance companies for a fee, were down from last year due the loss of one of its key clients.

Broadcasting benefitted primarily from local and national revenue increases of 7% and 6%, respectively, and were partially offset by a continued decline in network compensation.

General expenses for the Insurance Group were down 13% for the quarter due largely to lower expenses in Liberty Life reflecting cost reduction efforts. The two new pre-need acquisitions added approximately $.5 million to general
expenses.   The Insurance Group also realized an increase of 26% in policy benefits and an increase of 13% in amortization of deferred acquisition costs for the first quarter compared to last year. The increase in policy benefits was due to the negative claims deviation as well as the new acquisitions. Excluding the new acquisitions, policy benefits increased 10% for the quarter. Part of the increase in amortization of deferred acquisition costs was also a function of the new acquisitions; however, excluding these acquisitions, amortization of deferred acquisition costs increased 9% and was primarily a result of continued high lapses in the mortgage protection line.

Broadcasting expenses were up 4% for the quarter reflecting a continued focus on expense control.

Investments

As a result of the first quarter acquisitions of North American and American Funeral, the Company experienced significant changes in its March 31, 1994 balance sheet compared to its December 31, 1993 balance sheet. These acquisitions combined added $341.0 million to total assets, of which $283.6 million were in investments, and total liabilities of $263.9 million, of which $245.4 million were related to policy labilities.

As of March 31, 1994, approximately 67% of the Company's $1.7 billion consolidated invested assets were in bonds with an overall average credit rating of AA. Less than 5% of the bond portfolio was rated below investment grade.

Approximately 54% of the Company's $1.1 billion bond portfolio at March 31, 1994 was comprised of mortgage-backed securities compared to 60% at December 31, 1993. Certain mortgage-backed securities are subject to significant prepayment risk due to the fact that in periods of declining interest rates mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at interest rates comparable to the rates on the prepaid mortgages. Mortgage-backed pass-through securities and "sequential" CMO's, which comprised 34% of the book value of the Company's mortgage-backed securities at March 31, 1994 compared to 22% at December 31, 1993, are sensitive to this prepayment risk.

The remaining 66% of the Company's mortgage-backed investment portfolio of March 31, 1994 consisted of planned amortization class ("PAC") instruments compared to 78% at December 31, 1993. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO.

Mortgage loans of $174.0 million comprised 10% of the consolidated investment portfolio at March 31, 1994. They are commercial mortgages with a loan to value ratio not exceeding 75% when made. Approximately 50% of these loans are concentrated in North and South Carolina; and 84% are in the states of North Carolina, South Carolina, Virginia, Florida, Georgia and Tennessee. Mortgage loan delinquencies, defined as payments 60 or more days past due, have historically been low and were 2.02% at the end of the first quarter of 1994 compared to 1.59% at the end of 1993 and to the latest industry rate of 4.54%. Due to the overall low delinquency rate, the Company has not deemed it necessary to establish a general loss reserve on the portfolio, but establishes impairments on specific assets at the time that losses are probable and can be reasonably estimated.

Investment real estate at March 31, 1994 of $89.1 million comprised 5% of the consolidated investment portfolio compared to 6% at December 31, 1993. Four key property types made up 91% of the Company's real estate investment assets: residential land development (37%), business parks (23%), business property rentals (27%) and shopping centers (4%).

Of the Company's investment real estate, 76% is located in South Carolina and Florida; and 95% is located in South Carolina, Florida, Georgia, and North Carolina.


Capital, Financing and Liquidity

The Company's net cash flow from operating activities was $11.3 million for the first quarter of 1994 compared to $9.9 million for the same period of 1993.
The Company's net cash used in investing activities was $77.7 million, and cash flow provided from financing activities was $102.3 million. As a result of its activities, the Company generated a $35.9 million increase in cash compared to $6.0 million in the same period in 1993. The net cash used in investing activities was primarily related to net cash paid on the purchase of North American and American Funeral. The net cash provided from financing activities was primarily from proceeds from borrowings net of principal payments on debt. The proceeds from borrowings were used to partially finance acquisitions and to repay an intercompany note.

At March 31, 1994, borrowings against the Company's revolving credit facility and lines of credit amounted to $235.5 million, an increase from $145.5 million outstanding at December 31, 1993. The increase was primarily a function of borrowings related to the acquisitions -- North American of $51.9 million, American Funeral of $5.6 million and State National of $.9 million -- and the repayment of an intercompany note to Liberty Life.

The Company financed the $51.9 million purchase price of North American, which closed on February 23, 1994, entirely with proceeds borrowed under its revolving credit facility. Of the $28.1 million American Funeral purchase price, approximately $22.5 million was financed with a new class of redeemable, convertible preferred stock (1994-B Series) issued at the time of closing on February 24, 1994; and the remaining $5.6 million was financed from the Company's credit facility. The 1994-B Series preferred stock has a stated value of $37.50 per share and will pay an annual dividend of 5.6%.

On April 1, 1994, the Company closed its acquisition of State National for $27.5 million which was financed through a combination of cash of $.9 million, Liberty Common Stock of 113,611 shares valued at $3.2 million and a new class of redeemable, convertible preferred stock (1994-A Series) valued at $23.4 million. The stated value of the 1994-A Series preferred stock is $35.00 per share with an annual dividend of 6%.

Both the 1994-A Series and 1994-B Series preferred stock will be convertible into shares of the Company's common stock on a share for share basis. Both the 1994-A and 1994-B Series of preferred stock may be redeemed at the option of either the holder of the stock or by the Company beginning five years and one month after the effective dates of the acquisitions. The 1994-A Series and 1994-B Series preferred stock was only issued to State National and American Funeral shareholders, respectively, in connection with the acquisitions of each company and no additional shares of these Series were made available to the public.

On May 5, 1994, the Company closed the residential portion of the acquisition of certain real estate assets of SCANA Development Corporation for approximately $13 million. The Company also plans to close the remaining $36 million of the approximately $49 million total cash purchase price during May. Financing of the acquisition will be through a combination of internal funds and bank debt.

Other Company commitments are shown in Note 5 contained in the accompanying financial statements. Additional detail as to commitments and financing is contained in the Notes to the Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders.

Further discussion of investments and valuation is contained in Notes 1 and 2 to the Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders.


Accounting Developments

The Company adopted FAS 115, "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. As a result of adopting FAS 115, the opening balance of shareholders' equity was increased by $11.4 million related to the unrealized gain, net of adjustments to deferred acquisition costs and deferred taxes, on the securities classified as available-for-sale previously carried at amortized cost or cost. There was no effect on net income as a result of the adoption of FAS 115. During the three month period ended March 31, 1994, net unrealized gains decreased $20.1 million resulting in an unrealized loss balance of $3.6 million at March 31, 1994. This significant decrease reflects the impact of rising interest rates as well as the addition of the new acquisitions - American Funeral and North American. All of the fixed maturity and equity securities from these two acquisitions were classified as available-for-sale. On a consolidated basis, the Company classified approximately 66% of its bond portfolio as available-for-sale and 34% as held-to-maturity; and classified 100% of its redeemable preferred stocks as available-for-sale. For additional information on FAS 115, see Note 2 to the accompanying financial statements.


               PART II, ITEM 6.  Exhibit and Reports on Form 8-K

               (a) A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

               (b) The filing of Form 8-K was not required during the first quarter of 1994.


                               INDEX TO EXHIBITS

EXHIBIT 3.2         Restated By-Laws, as amended through May 9, 1994

EXHIBIT 11          Consolidated Earnings Per Share Computation

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





THE LIBERTY CORPORATION                              Date:  May 13, 1994
- - -----------------------
(Registrant)




/s/  Martha G. Williams
- - -----------------------
Martha G. Williams
Vice President, General Counsel & Secretary




/s/  William S. Kleckley
- - ------------------------
William S. Kleckley
Vice President & Controller