Form 10-Q
period 1994-06-30
LIBERTY CORP
filed 1994-08-12
CIK 59229

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


(Mark One)

   [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended  June 30, 1994
                                          ---------------

                                       OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the transition period from                   to
                                           -----------------    ---------------

                        Commission File Number  1-5846
                                              --------

                           THE LIBERTY CORPORATION
- - - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            South Carolina                                   57-0507055
- - - ----------------------------------------               ------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification No.)


     Post Office Box 789, Wade Hampton Boulevard, Greenville, S. C. 29602
- - - -------------------------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code          (803) 268-8436
                                                  ----------------------------

                                NOT APPLICABLE
- - - ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X      No
                                                  -----       ----

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                                 Number of Shares Outstanding
  Title of each class                                as of June 30, 1994
- - - -------------------------                        ----------------------------
      Common Stock                                       19,796,207


                   Page 1 of 14 sequentially numbered pages.
                        The Exhibit Index is on Page 12.

                                 PART I, ITEM 1

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED AND CONDENSED BALANCE SHEETS
                                 (In thousands)
                                 (Unaudited)

                                                                                                June 30,               December 31,
           ASSETS                                                                                 1994                     1993
                                                                                              -----------              -----------
Investments:
  Fixed Maturity Securities:
    Available for Sale, at market, cost of $859,458
      at 6/30/94                                                                              $   816,793              $         0
    Held to Maturity, at cost, market of $327,172
      at 6/30/94 and $921,169 at 12/31/93                                                         303,541                  857,673
  Nonredeemable Preferred Stocks, at market,
    cost of $46,473 at 6/30/94 and $44,359
    at 12/31/93                                                                                    48,314                   48,123
  Common Stocks, primarily at market, cost of
    $36,059 at 6/30/94 and $16,156 at 12/31/93                                                     40,353                   20,268
  Mortgage Loans                                                                                  194,921                  165,784
  Investment Properties                                                                           140,886                   84,530
  Loans to Policyholders                                                                           95,453                   86,942
  Other Long-Term Investments                                                                      90,537                   82,826
  Short-Term Investments                                                                           15,479                   13,355
                                                                                              -----------              -----------
  Total Investments                                                                             1,746,277                1,359,501
                                                                                              -----------              -----------

Cash                                                                                               67,691                   29,487
Accrued Investment Income                                                                          17,987                   12,736
Receivables                                                                                        43,895                   46,648
Receivable from Reinsurers                                                                        251,409                  245,210
Deferred Acquisition Costs                                                                        358,514                  288,635
Buildings and Equipment                                                                            68,933                   63,499
Intangibles Related to Television Operations                                                       47,676                   48,418
Goodwill Related to Insurance Acquisitions                                                         35,751                   27,683
Other Assets                                                                                       63,798                   65,216
                                                                                              -----------              -----------
                                                                                                  955,654                  827,532
                                                                                              -----------              -----------
    Total Assets                                                                              $ 2,701,931              $ 2,187,033
                                                                                              ===========              ===========

      LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities
  Policy Liabilities                                                                          $ 1,723,827              $ 1,389,176
  Notes, Mortgages and Other Debt                                                                 278,104                  149,489
  Accrued Income Taxes                                                                              8,353                   12,054
  Deferred Income Taxes                                                                           115,933                  110,004
  Accounts Payable and Accrued Expenses                                                            70,122                   61,932
  Other Liabilities                                                                                28,143                   30,533
                                                                                              -----------              -----------

    Total Liabilities                                                                           2,224,482                1,753,188
                                                                                              -----------              -----------

Redeemable Preferred Stock
  1994-A Series, $35.00 redemption value, 668,207
   shares issued and outstanding                                                                   23,387                      ---
  1994-B Series, $37.50 redemption value, 598,656
   shares issued and outstanding                                                                   22,450                      ---

Shareholders' Equity
  Common Stock                                                                                    151,782                  143,939
  Unearned Stock Compensation                                                                      (6,066)                  (4,475)
  Unrealized Investment Gains (Losses)                                                            (21,521)                   5,177
  Cumulative Foreign Currency
    Translation Adjustment                                                                         (1,611)                  (1,529)
  Retained Earnings                                                                               309,028                  290,733
                                                                                              -----------              -----------

    Total Shareholders' Equity                                                                    431,612                  433,845
                                                                                              -----------              -----------

    Total Liabilities, Redeemable Preferred Stock
        and Shareholders' Equity                                                              $ 2,701,931              $ 2,187,033
                                                                                              ===========              ===========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED AND CONDENSED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                             Three Months Ended               Six Months Ended
                                                                                  June 30,                        June 30,
                                                                           -----------------------         -----------------------
                                                                             1994           1993             1994           1993
                                                                           --------       --------         --------       --------
REVENUES
  Insurance Premiums & Policy Charges                                      $ 81,218       $ 64,363         $148,013       $123,912
  Broadcasting Revenues                                                      25,681         23,196           46,928         42,856
  Net Investment Income                                                      34,177         28,473           62,678         55,049
  Service Contract Revenues                                                   1,441          2,054            2,961          4,624
  Realized Investment Gains                                                     607          2,892            2,165         10,091
                                                                           --------       --------         --------       --------
      Total Revenues                                                        143,124        120,978          262,745        236,532
                                                                           --------       --------         --------       --------
EXPENSES
  Policyholder Benefits                                                      58,246         42,738          105,988         80,572
  Commissions                                                                12,511         11,066           23,668         22,126
  General Insurance Expenses                                                 15,811         15,815           29,189         31,234
  Amortization of Deferred
    Acquisition Costs                                                        10,889          9,470           21,247         18,648
  Broadcasting Expenses                                                      17,502         16,256           33,681         31,741
  Interest Expense                                                            2,867          2,810            4,560          5,657
  Other Expenses                                                              2,955          2,363            5,934          4,911
                                                                           --------       --------         --------       --------
      Total Expenses                                                        120,781        100,518          224,267        194,889
                                                                           --------       --------         --------       --------
Income Before Income Taxes & Cumulative
  Effect of Accounting Changes                                               22,343         20,460           38,478         41,643
Provision for Income Taxes                                                    7,743          7,179           13,305         14,348
                                                                           --------       --------         --------       --------
Income Before Cumulative Effect of
  Accounting Changes                                                         14,600         13,281           25,173         27,295
Cumulative Effect of Accounting Changes                                       ---            ---              ---          (11,940)
                                                                           --------       --------         --------       --------
      NET INCOME                                                           $ 14,600       $ 13,281         $ 25,173       $ 15,355
                                                                           ========       ========         ========       ========

EARNINGS PER SHARE:  (Exhibit 11)                                          $    .70       $    .68         $   1.24       $    .79
                                                                           ========       ========         ========       ========

Dividends Per Common Share                                                 $   .155       $    .14         $    .31       $    .28
                                                                           ========       ========         ========       ========

Data on Provision for Income Taxes:
  Taxes Currently Payable - Federal                                        $  5,170       $  5,739         $  8,506       $ 11,536
                          - State                                               416            275              620            436
  Taxes Deferred Primarily Due to GAAP
    Adjustments on Insurance Subsidiary -
                          - Federal                                           2,157          1,165            4,179          2,376
                          - State                                             ---            ---              ---            ---
                                                                           --------       --------         --------       --------
                                                                           $  7,743       $  7,179         $ 13,305       $ 14,348
                                                                           ========       ========         ========       ========

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

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                           Six Months Ended
                                                                                                               June 30,
                                                                                                      ---------------------------
                                                                                                         1994             1993
                                                                                                      ----------       ----------
OPERATING ACTIVITIES
Net income                                                                                            $   25,173       $   15,355
Adjustments to reconcile net income to net cash
provided (used) in operating activities:
  Increase in policy liabilities                                                                          24,296           24,881
  Increase (decrease) in accounts payable and
    accrued liabilities                                                                                      996             (723)
  (Increase) decrease in receivables                                                                        (468)             683
  Amortization of policy acquisition costs                                                                21,247           18,648
  Policy acquisition costs deferred                                                                      (30,607)         (30,236)
  Realized investment (gains) losses                                                                      (2,165)         (10,091)
  Depreciation and amortization                                                                            6,815            6,889
  Amortization of bond premium and discount                                                               (2,308)          (2,227)
  Provision for deferred income taxes                                                                      4,179            2,376
  All other operating activities, net                                                                    (13,025)          11,723
                                                                                                      ----------       ----------

    NET CASH PROVIDED IN OPERATING ACTIVITIES                                                             34,133           37,278
                                                                                                      ----------       ----------

INVESTING ACTIVITIES
Investment securities sold - available for sale                                                          108,224           26,256
Investment securities matured or redeemed by issuer-
  available for sale                                                                                      36,359             ----
Investment securities matured or redeemed by issuer-
  held to maturity                                                                                        45,158           82,103
Cost of investment securities acquired - available
  for sale                                                                                              (218,384)         (27,261)
Cost of investment securities acquired - held to maturity                                                   ----         (168,964)
Mortgage loans made                                                                                      (15,395)          (8,181)
Mortgage loan repayments                                                                                  11,979           10,233
Purchase of investment properties, buildings and equipment                                               (66,987)         (10,168)
Sale of investment properties, buildings and equipment                                                     9,371           14,936
Purchases of short-term investments                                                                     (366,730)         (73,709)
Sales of short-term investments                                                                          371,662           94,658
Net cash paid on purchases of insurance companies                                                        (53,686)            ----
All other investment activities, net                                                                       1,627           (3,370)
                                                                                                      ----------       ----------

  NET CASH USED IN INVESTING ACTIVITIES                                                                 (136,802)         (63,467)
                                                                                                      ----------       ----------

FINANCING ACTIVITIES
Proceeds from borrowings                                                                               1,140,218          960,650
Principal payments on debt                                                                            (1,016,298)        (954,249)
Dividends paid                                                                                            (6,878)          (5,395)
Stock issued for employee benefit and compensation
  programs                                                                                                 2,141            3,759
Common stock offering                                                                                       ----            8,543
Return of policyholders' account balances                                                                (14,112)         (12,962)
Receipts credited to policyholders' account balances                                                      35,802           32,045
                                                                                                      ----------       ----------

  NET CASH PROVIDED IN FINANCING ACTIVITIES                                                              140,873           32,391
                                                                                                      ----------       ----------

INCREASE IN CASH                                                                                          38,204            6,202
Cash at beginning of year                                                                                 29,487           32,180
                                                                                                      ----------       ----------

CASH AT END OF PERIOD                                                                                 $   67,691       $   38,382
                                                                                                      ==========       ==========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1994
                                  (Unaudited)

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

2. FINANCIAL ACCOUNTING STANDARDS STATEMENT NO. 115 - ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

         As a result of adopting FAS 115 on January 1, 1994, the opening balance of shareholders' equity was increased by $11.4 million related to unrealized gains, net of adjustments to deferred acquisition costs and deferred taxes, on the fixed income securities classified as available-for-sale previously carried at amortized cost or cost.
         There was no effect on net income as a result of the adoption of FAS
         115. During the six month period following adoption, net unrealized losses of $38.1 million were reported, of which $36.8 million resulted directly from the implementation of FAS 115. This resulted in an unrealized loss balance of $21.5 million at June 30, 1994. This significant decrease reflects the impact of rising interest rates as well as the addition of the new 1994 acquisitions which provided approximately $8.6 million of net unrealized losses. On a consolidated basis, the Company initially classified approximately 66% of its bond portfolio as available-for-sale and 34% as held-to-maturity; and classified 100% of its redeemable preferred stocks as available for sale. In accordance with FAS 115, the Company did not restate prior period financial statements to reflect this change in accounting principle. For additional information on FAS 115, see the Company's 1994 First Quarter Form 10-Q.

3.       REDEEMABLE PREFERRED STOCK

         On February 24, 1994, the Company issued 598,656 shares of Series 1994-B Voting Cumulative Preferred Stock having a total redemption value of $22,449,600 or $37.50 per share in connection with the acquisition of American Funeral Assurance Company. Additionally, on April 1, 1994, the Company issued 668,207 shares of Series 1994-A Voting Cumulative Preferred Stock having a total redemption value of $23,387,245 or $35.00 per share in connection with the acquisition of State National Capital Corporation. The consolidated and condensed balance sheet at June 30, 1994 includes the issuance of both series under the caption "Redeemable Preferred Stock." For additional information see the Company's 1994 First Quarter Form 10-Q.

4.       ACQUISITIONS
         (In 000's, except for per share data)

         North American National Corporation, American Funeral Assurance Company and State National Capital Corporation were acquired by the Company on February 23, February 24, and April 1, respectively. The following unaudited combined results of operations for the six months ended June 30, 1994 and 1993 give effect to these acquisitions as though they had occurred at the beginning of each period.

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

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                    ---------------------------
                                                                                      1994               1993
                                                                                    --------           --------
Revenues                                                                            $281,209          $295,169
                                                                                    ========          ========

Net Income Before Cumulative Effect
  of Accounting Changes                                                             $ 26,019          $ 29,111
                                                                                    ========          ========

Net Income                                                                          $ 26,019          $ 17,171
                                                                                    ========          ========

Earnings Per Share:

Net Income Before Cumulative Effect
  of Accounting Changes                                                             $   1.24          $   1.41
                                                                                    ========          ========

Net Income                                                                          $   1.24          $   0.81
                                                                                    ========          ========



5.       COMMITMENTS AND CONTINGENCIES

         At June 30, 1994, the Company had made commitments as shown below:

                                                                                    (In 000's)
              Buildings and equipment                                                $10,262
              Mortgage loans and bonds                                                20,826
              Other                                                                      ---
                                                                                     -------
                                                                                     $31,088
                                                                                     =======

         The Company is contingently liable for reinsurance ceded ($4.9 billion at June 30, 1994) should any reinsurer be unable to meet the obligations assumed. The Company is also contingently liable for $.6 million of debt incurred by Cosmos on an industrial development bond.


6.       SUPPLEMENTAL INFORMATION ON INSURANCE OPERATIONS

                                                                            Three Months Ended                  Six Months Ended
                                                                                June 30,                            June 30,
                                                                           -------------------                 -----------------
                                                                           1994          1993                  1994        1993
                                                                           ----          ----                  ----        ----
                                                                                                (In millions)
         Increase in net
           insurance in force*                                              $  153     $    16                 $   924   $   240
                                                                            ======     =======                 =======   =======
         Net insurance
           in force                                                                                            $16,358   $15,811
                                                                                                               =======   =======

        * Six months ended June 30, 1994 includes $1.3 billion related to the acquisitions of North American, American Funeral, and State National.

                                 PART I, ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Unaudited)


Operations

Consolidated second quarter net income of $14.6 million increased 10% or $1.3 million from 1993's second quarter (see table below). The increase in net income was due to: (1) a $1.9 million increase in income before taxes; and (2) a $.6 million increase in income taxes. The increase in income before taxes was a function of increased earnings of $.7 million from the Insurance Group, increased earnings of $1.3 million from Broadcasting Operations coupled with an increased loss of $0.1 million in the Parent Company.

Year-to-date net income before the cumulative effect of accounting changes was down $2.1 million from last year due to the decline in income before taxes. The decline was primarily due to lower earnings from the Insurance Group.

                                                                 Second Quarter                    Year-to-Date
                                                           --------------------------        --------------------------
                                                             1994              1993            1994              1993
                                                           --------          --------        --------          --------
                                                                    (000's)                           (000's)
Income Before Income Taxes
 and the Cumulative Effect of
 Accounting Changes                                          22,343            20,460          38,478            41,643
Income Taxes                                                  7,743             7,179          13,305            14,348
                                                           --------          --------        --------          --------
Income Before the Cumulative
 Effect of Accounting Changes                              $ 14,600          $ 13,281        $ 25,173          $ 27,295
Cumulative Effect of Accounting
 Changes                                                       ---               ---             ---            (11,940)
                                                           --------          --------        --------          --------
Net Income                                                 $ 14,600          $ 13,281        $ 25,173          $ 15,355
                                                           ========          ========        ========          ========


The 4% increase in the Insurance Group's second quarter income before taxes was primarily a function of a pretax earnings contribution from the 1994 acquisitions of $2.6 million, offset to a large degree by a continuation of high claims in the mortgage protection business and lower realized investment gains. The pre-need business provided a pretax earnings increase of $2.3 million -- approximately $1.7 million came from the acquisitions of North American National Corporation and American Funeral Assurance Company which closed in late February and the remainder from Pierce National. State National Corporation, a home service company acquired on April 1, 1994, provided a pretax earnings contribution of $.9 million. Additionally, the Insurance Group's earnings benefitted from improving lapse experience in the home service business.

The decline in the Insurance Group's year-to-date pretax earnings reflects primarily lower realized investment gains of $6.3 million combined with negative claims experience in mortgage protection as well as in all of the key insurance lines in the first quarter.

The 24% increase in pretax earnings from broadcasting operations was largely due to a substantial increase in political revenues coupled with strong national revenue growth. Year-to-date earnings, up 28%, reflect stronger local revenues and lower expense in the first quarter.

The increase in the parent company's before-tax loss was a result of higher general expenses which offset lower interest expense and strong real estate land and lot sales. The year-to-date before-tax loss in the parent company also reflects that last year include significant realized investment gains, primarily on the sale of shopping centers.

The 18% increase in consolidated revenues for the quarter was largely due to the 1994 insurance acquisitions. Without the acquisitions, consolidated revenues were down 3%, primarily a function of the sale of the medicare business in late 1993, a decline in mortgage protection premiums and lower realized investment gains.

The 26% growth in second quarter insurance premiums was largely due to additional premiums of $18.6 million from the Pre-need Group with the new acquisitions -- American Funeral and North American -- contributing an increase of $17.8 million and Pierce National contributing an incremental $.8 million. The home service acquisition -- State National -- provided additional premiums of $2.3 million. In Liberty Life premiums were down $4.1 million primarily due to: (1) the sale of its medicare supplement business in December of 1993, resulting in $3.1 million of lower premiums, and (2) lower premiums of $2.2 million in the mortgage protection line, reflecting a decline in its in force block due to high lapses.

Year-to-date premiums were up 19% reflecting the impact of $27 million of additional premiums from the acquisitions. Excluding the acquisitions, premiums were down 2% due to the sale of medicare and lower mortgage protection premiums.

The 20% increase in net investment income for the quarter was also due to the acquisitions. Without the acquisitions, net investment income was flat with last year due to reinvestment at lower market yields coupled with minimal asset growth in the Liberty Life investment portfolio. Year-to-date net investment income was up 14%, but flat compared to last year excluding the acquisitions.

Revenues from service contracts, generated by Liberty Insurance Services which provides administrative services to other insurance companies for a fee, were down from last year for both the quarter and year-to-date due the loss of one of its key clients.

Realized investment gains were down significantly from last year for both the quarter and year-to-date. Contributing factors to a significantly greater amount of investment gains last year include: (1) a high level of repayments on bonds and preferred stock due to early calls and redemptions, (2) planned sales of shopping centers in the parent company's real estate operation, and (3) gains taken on common stocks due to market prospects and timing.

Broadcasting revenues for the quarter, up 11%, benefitted primarily from a $1.1 million increase in political revenues as well as continued strong national revenue growth of 8% in addition to first time cable revenues of $.6 million.

Local revenues, however, were up only 1% largely reflecting the trade-off in advertising time for political advertising. The cable operation currently generates revenues from two sources: (1) third party sales of advertising time on cable by Cosmos sales representatives; and (2) advertising insertion, which allows Cosmos stations' advertisements to be inserted into other markets for advertising on cable. Year-to-date revenues, up 10%, reflect the impact of weaker second quarter local revenues.

The 36% increase in policy benefits was primarily due to the new acquisitions; excluding the new acquisitions, policy benefits were down 1%. In terms of percent of premiums, the ratio of policy benefits was significantly greater than last year's second quarter at 69.2% versus 66.4% due primarily to a negative claims deviation in the mortgage protection business. Year-to-date policy benefits increased 32% reflecting the impact of acquisitions as well as negative claims experience.

Commissions for the Insurance Group increased 13% for the second quarter; without the new acquisitions, commissions were down 9% reflecting a lower premium base as well as improvement in home service commissions due to changes in agent subsidies. Year-to-date commissions were up 7%, but were down 8% excluding the acquisitions.

General expenses for the Insurance Group were flat compared to last year's second quarter due largely to lower expenses in Liberty Life reflecting cost reduction efforts. The two new pre-need acquisitions added approximately $2.4 million to general expenses and the new home service acquisition added $.5 million. Year-to-date general insurance expenses were down 7% despite $3.3 million of additional general expenses attributed to the acquisitions; without the acquisitions, general expenses were down 17%.

The 15% increase in amortization of deferred acquisition costs was also a function of the new acquisitions; excluding these acquisitions, amortization of deferred acquisition costs decreased 3% due to an overall improvement in home service lapses despite continued high lapses in the mortgage protection business. Year-to-date amortization of deferred acquisition costs was up 14%; without the acquisitions, amortization of deferred acquisition costs was up 3% reflecting an improving trend in home service lapses in the second quarter compared to the first quarter. Broadcasting expenses were up 8% for the quarter due to the additional expenses associated with its start-up venture with cable operators. Without the cable operation expenses, expenses were up 5% for the quarter. Year-to-date broadcasting expenses were up 6%.

The increase for both the quarter and year-to-date in other expenses, which are associated with the parent company, largely reflects higher headquarters building expense.


Investments

As of June 30, 1994, approximately 61% of the Company's $1.7 billion consolidated invested assets were in bonds with an overall average credit rating of AA. Less than 5% of the bond portfolio was rated below investment grade.

Approximately 53% of the Company's $1.1 billion bond portfolio at June 30, 1994 was comprised of mortgage-backed securities compared to 60% at December 31, 1993. Certain mortgage-backed securities are subject to significant prepayment risk due to the fact that in periods of declining interest rates mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at interest rates comparable to the rates on the prepaid mortgages. Mortgage-backed pass-through securities and "sequential" CMO's, which comprised 22% of the book value of the Company's mortgage-backed securities at June 30, 1994 and at December 31, 1993, are sensitive to this prepayment risk.

The remaining 78% of the Company's mortgage-backed investment portfolio of June 30, 1994 consisted of planned amortization class ("PAC") instruments compared to approximately the same percentage at December 31, 1993. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO.

Mortgage loans of $194.9 million comprised 11% of the consolidated investment portfolio at June 30, 1994. They are commercial mortgages with a loan to value ratio not exceeding 75% when made. Approximately 47% of these loans are concentrated in North and South Carolina; and 88% are in the states of North Carolina, South Carolina, Virginia, Tennessee, Florida, Georgia and Louisiana.

Mortgage loan delinquencies, defined as payments 60 or more days past due, have historically been low and were 2.10% at the end of the second quarter compared to 1.59% at the end of 1993 and to the latest industry rate of 4.54%. Due to the overall low delinquency rate, the Company has not deemed it necessary to establish a general loss reserve on the portfolio, but establishes impairments on specific assets at the time that losses are probable and can be reasonably estimated.

Investment real estate at June 30, 1994 of $140.9 million comprised 8% of the consolidated investment portfolio compared to 6% at December 31, 1993. Four key property types made up approximately 90% of the Company's real estate investment assets: residential land development (34%), business parks (20%), business property rentals (23%) and shopping centers (13%).

Of the Company's investment real estate, 76% is located in South Carolina and Florida; and 95% is located in South Carolina, Florida, Georgia, and North Carolina.


Financial Position

As a result of the first quarter acquisitions of North American and American Funeral and the second quarter acquisition of State National, the Company experienced significant changes in its June 30, 1994 balance sheet compared to its December 31, 1993 balance sheet.

These acquisitions combined added $413.3 million to total assets, of which $318.3 million were in investments, and total liabilities of $320.7 million, of which $293.1 million were related to policy liabilities.

As a result of adopting FAS 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994, a significant portion of fixed maturity securities were classified as available-for-sale and accordingly carried on the balance sheet at fair value. Prior to the adoption of FAS 115, the fixed income securities were carried at either amortized cost or cost and therefore no unrealized gain or loss was reflected on the balance sheet. The 1993 balance sheet has not been restated for this change in accounting principle as prescribed by FAS 115. At June 30, 1994, fixed income securities reported as available-for-sale had a gross unrealized loss of $42.7 million. Held-to-maturity securities, however, had an unrealized gain of $23.6 million which was not reflected in the balance sheet since these securities continue to be carried at cost. Although the initial adoption of FAS 115 resulted in an unrealized gain of $11.4 million on January 1, 1994, the decline in market value since that time resulted in a decrease in shareholders' equity of $36.8 million for the period ended June 30, 1994. Thus, the net impact of FAS 115 on shareholders' equity has been a decline of $25.4 million.


Capital, Financing and Liquidity

The Company's net cash flow from operating activities was $34.1 million for the first six months of 1994 compared to $37.3 million for the same period of 1993. The Company's net cash used in investing activities was $136.8 million, and cash flow provided from financing activities was $140.9 million. As a result of its activities, the Company generated a $38.2 million increase in cash compared to $6.2 million in the same period in 1993. The net cash used in investing activities was primarily related to net cash paid on the purchase of North American, American Funeral, State National, and certain real estate assets of SCANA Development Corporation. The net cash provided from financing activities was primarily from proceeds from borrowings net of principal payments on debt. The proceeds from borrowings were used to partially finance acquisitions and to repay an intercompany note.

At June 30, 1994, borrowings against the Company's revolving credit facility and lines of credit amounted to $266.5 million, an increase from $145.5 million outstanding at December 31, 1993. The increase was primarily a function of borrowings related to the insurance acquisitions -- North American of $51.9 million, American Funeral of $5.6 million and State National of $.9 million -- as well as the SCANA real estate acquisition of $42.8 million and the repayment of an intercompany note to Liberty Life. Liberty plans for Liberty Life to repay $22.9 million of the SCANA real estate assets owned by Liberty Life, currently carried as an intercompany note.

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

On May 5, 1994, the Company closed the residential portion of the acquisition of certain real estate assets of SCANA Development Corporation for approximately $13 million. On May 27, 1994, the Company closed the remaining $29.8 million of the total $42.8 million cash purchase price, consisting of rental properties, industrial parks and undeveloped land. Financing of the acquisition was initially completed through the Company's credit facility. However, the Company plans to use internal funds to repay a substantial portion of the purchase price prior to year-end.

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


Accounting Developments

Accounting developments are summarized in the Notes of the accompanying Financial Statements and are discussed in detail in the Management Discussion and Analysis in the Company's 1993 Annual Report to Shareholders and the Form 10-Q for the first quarter ended March 31, 1994.

PART II, ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders of the registrant was held on May 3, 1994.

(b) The following five individuals were elected as directors to serve for three-year terms: Lawrence M. Gressette, Jr., Francis M. Hipp, W. Hayne Hipp, Buck Mickel, and J. Thurston Roach. Listed below are directors who continued their term of office after the meeting: Robert
        S. Small, John A. Warren, Edward E. Crutchfield, Jr., James F. Kane, James G. Lindley, William O. McCoy, John H. Mullin, III, Rufus C. Barkley, W. W. Johnson, William S. Lee, and Benjamin F. Payton.

(c)     Matters voted upon at the annual meeting are as follows:

                                                                                  WITHHELD/             BROKER
                                                   FOR              AGAINST       ABSENTIONS            NONVOTES
        TO ELECT AS DIRECTORS:
        LAWRENCE M. GRESSETTE, JR.                 15,940,454          ---           63,514             ---
        FRANCIS M. HIPP                            15,955,042          ---           48,926             ---
        W. HAYNE HIPP                              15,955,042          ---           48,926             ---
        BUCK MICKEL                                15,954,942          ---           49,026             ---
        J. THURSTON ROACH                          15,943,830          ---           60,138             ---

        TO ELECT AS INDEPENDENT AUDITORS:
        ERNST & YOUNG                              15,943,549       22,112           79,500             ---

(d) There were no settlements between the registrant and any other participants.



PART II, ITEM 6.  Exhibit and Reports on Form 8-K

(a) A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

(b) The filing of Form 8-K was not required during the second quarter of 1994.


                               INDEX TO EXHIBITS


EXHIBIT 11     Consolidated Earnings Per Share Computation

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





THE LIBERTY CORPORATION                              Date:  August 12, 1994
- - - -----------------------
(Registrant)




/s/  H. Ray Eanes
- - - -----------------------
H. Ray Eanes
Senior Vice President & Chief Financial Officer




/s/  William S. Kleckley
- - - ------------------------
William S. Kleckley
Vice President & Controller