Form 10-Q
period 1994-09-30
LIBERTY CORP
filed 1994-11-14
CIK 59229

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


(Mark One)

   [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1994

                                       OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _________________ to __________________


                        Commission File Number  1-5846


                            THE LIBERTY CORPORATION
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             South Carolina                                    57-0507055
 ----------------------------------------             -----------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)


  Post Office Box 789, Wade Hampton Boulevard, Greenville, S. C. 29602
 ------------------------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)


  Registrant's telephone number, including area code          (803) 268-8436
                                                    ---------------------------

                                NOT APPLICABLE
 ------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X      No
                                                   ---        ---

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                              Number of Shares Outstanding
        Title of each class                     as of September 30, 1994
- - ----------------------------------            ----------------------------
           Common Stock                               19,815,600


                   Page 1 of 14 sequentially numbered pages.
                        The Exhibit Index is on Page 12.

                                 PART I, ITEM 1

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED AND CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                             September 30,            December 31,
           ASSETS                                                                1994                     1993
                                                                             ------------             -----------
Investments:
  Fixed Maturity Securities:
    Available for Sale, at market, cost of $920,086
      at 9/30/94                                                             $   863,242              $       ---
    Held to Maturity, at cost, market of $324,813
      at 9/30/94 and $921,169 at 12/31/93                                        304,882                  857,673
  Nonredeemable Preferred Stocks, at market,
    cost of $41,983 at 9/30/94 and $44,359
    at 12/31/93                                                                   41,277                   48,123
  Common Stocks, primarily at market, cost of
    $33,352 at 9/30/94 and $16,156 at 12/31/93                                    37,628                   20,268
  Mortgage Loans                                                                 212,545                  165,784
  Investment Properties                                                          135,721                   84,530
  Loans to Policyholders                                                          95,737                   86,942
  Other Long-Term Investments                                                     32,741                   82,826
  Short-Term Investments                                                           2,370                   13,355
                                                                             -----------              -----------
  Total Investments                                                            1,726,143                1,359,501
                                                                             -----------              -----------

Cash                                                                              94,914                   29,487
Accrued Investment Income                                                         18,156                   12,736
Receivables                                                                       48,256                   46,648
Receivable from Reinsurers                                                       254,478                  245,210
Deferred Acquisition Costs                                                       364,989                  288,635
Buildings and Equipment                                                           65,783                   63,499
Intangibles Related to Television Operations                                      47,305                   48,418
Goodwill Related to Insurance Acquisitions                                        38,058                   27,683
Other Assets                                                                      67,511                   65,216
                                                                             -----------              -----------
                                                                                 999,450                  827,532
                                                                             -----------              -----------
    Total Assets                                                             $ 2,725,593              $ 2,187,033
                                                                             ===========              ===========

      LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities
  Policy Liabilities                                                         $ 1,756,036              $ 1,389,176
  Notes, Mortgages and Other Debt                                                256,648                  149,489
  Accrued Income Taxes                                                             8,600                   12,054
  Deferred Income Taxes                                                          111,823                  110,004
  Accounts Payable and Accrued Expenses                                           87,004                   61,932
  Other Liabilities                                                               26,267                   30,533
                                                                             -----------              -----------
    Total Liabilities                                                          2,246,378                1,753,188
                                                                             -----------              -----------

Redeemable Preferred Stock
  1994-A Series, $35.00 redemption value, 668,207
   shares issued and outstanding                                                  23,387                      ---
  1994-B Series, $37.50 redemption value, 598,101
   shares issued and outstanding                                                  22,429                      ---

Shareholders' Equity
  Common Stock                                                                   152,284                  143,939
  Unearned Stock Compensation                                                     (5,646)                  (4,475)
  Unrealized Investment Gains (Losses)                                           (30,566)                   5,177
  Cumulative Foreign Currency
    Translation Adjustment                                                          (861)                  (1,529)
  Retained Earnings                                                              318,188                  290,733
                                                                             -----------              -----------
    Total Shareholders' Equity                                                   433,399                  433,845
                                                                             -----------              -----------

    Total Liabilities, Redeemable Preferred Stock
        and Shareholders' Equity                                             $ 2,725,593              $ 2,187,033
                                                                             ===========              ===========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED AND CONDENSED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                           Three Months Ended                Nine Months Ended
                                                              September 30,                    September 30,
                                                          --------------------            ------------------------
                                                            1994           1993             1994           1993
                                                          --------       --------         --------       ---------
REVENUES
  Insurance Premiums & Policy Charges                     $ 83,498       $ 63,241         $231,511       $187,153
  Broadcasting Revenues                                     23,154         21,031           70,082         63,887
  Net Investment Income                                     34,999         26,876           97,677         81,925
  Service Contract Revenues                                  1,336          1,975            4,297          6,599
  Realized Investment Gains                                 (1,425)         2,626              740         12,717
                                                          --------       --------         --------       --------
      Total Revenues                                       141,562        115,749          404,307        352,281
                                                          --------       --------         --------       --------

EXPENSES
  Policyholder Benefits                                     60,347         40,666          166,335        121,238
  Commissions                                               12,500         11,034           36,168         33,160
  General Insurance Expenses                                15,679         16,105           44,868         47,339
  Amortization of Deferred
    Acquisition Costs                                       10,129          9,414           31,376         28,062
  Broadcasting Expenses                                     17,138         15,893           50,819         47,634
  Interest Expense                                           3,232          2,794            7,792          8,451
  Other Expenses                                             2,906          2,274            8,840          7,185
                                                          --------       --------         --------       --------
      Total Expenses                                       121,931         98,180          346,198        293,069
                                                          --------       --------         --------       --------


Income Before Income Taxes & Cumulative
  Effect of Accounting Changes                              19,631         17,569           58,109         59,212
Provision for Income Taxes                                   6,729          9,491           20,034         23,839
                                                          --------       --------         --------       --------

Income Before Cumulative Effect of
  Accounting Changes                                        12,902          8,078           38,075         35,373
Cumulative Effect of Accounting Changes                      ---            ---              ---          (11,940)
                                                          --------       --------         --------       --------

      NET INCOME                                          $ 12,902       $  8,078         $ 38,075       $ 23,433
                                                          ========       ========         ========       ========

EARNINGS PER SHARE:  (Exhibit 11)                         $    .62       $    .41         $   1.85       $   1.20
                                                          ========       ========         ========       ========

Dividends Per Common Share                                $   .155       $    .14         $   .465       $    .42
                                                          ========       ========         ========       ========





See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                     ---------------------------
                                                                                        1994             1993
                                                                                     ----------       ----------
OPERATING ACTIVITIES
Net income                                                                           $   38,075       $   23,433
Adjustments to reconcile net income to net cash
provided (used) in operating activities:
  Increase in policy liabilities                                                         37,849           28,401
  Increase (decrease) in accounts payable and
    accrued liabilities                                                                  24,398              524
  (Increase) decrease in receivables                                                     (1,217)           1,374
  Amortization of policy acquisition costs                                               29,705           28,062
  Policy acquisition costs deferred                                                     (45,530)         (44,843)
  Realized investment (gains) losses                                                       (740)         (12,717)
  Gain on sale of operating assets                                                       (2,083)             ---
  Depreciation and amortization                                                          11,630           10,875
  Amortization of bond premium and discount                                              (3,425)          (3,215)
  Provision for deferred income taxes                                                     4,958            6,399
  All other operating activities, net                                                   (15,395)          10,230
                                                                                     ----------       ----------
    NET CASH PROVIDED IN OPERATING ACTIVITIES                                            78,225           48,523
                                                                                     ----------       ----------

INVESTING ACTIVITIES
Investment securities sold - available for sale                                         143,969           39,774
Investment securities matured or redeemed by issuer-
  available for sale                                                                     49,989              ---
Investment securities matured or redeemed by issuer-
  held to maturity                                                                       58,540          140,562
Cost of investment securities acquired - available
  for sale                                                                             (284,833)            ----
Cost of investment securities acquired - held to maturity                                  ----         (243,462)
   Mortgage loans made                                                                  (32,548)         (16,532)
Mortgage loan repayments                                                                 16,450           15,876
Purchase of investment properties, buildings and equipment                              (76,090)         (24,729)
Sale of investment properties, buildings and equipment                                   24,409           23,859
Purchases of short-term investments                                                    (370,497)        (267,280)
Sales of short-term investments                                                         381,679          288,430
Net cash paid on purchases of insurance companies                                       (48,742)            ----
All other investment activities, net                                                     (3,175)          (7,456)
                                                                                     ----------       ----------
  NET CASH USED IN INVESTING ACTIVITIES                                                (140,849)         (50,958)
                                                                                     ----------       ----------

FINANCING ACTIVITIES
Proceeds from borrowings                                                              1,841,806        1,757,635
Principal payments on debt                                                           (1,739,736)      (1,771,383)
Dividends paid                                                                          (10,619)          (8,108)
Stock issued for employee benefit and compensation
  programs                                                                                2,602            6,277
Common stock offering                                                                      ----            8,543
Return of policyholders' account balances                                               (22,186)         (19,680)
Receipts credited to policyholders' account balances                                     56,186           48,093
                                                                                     ----------       ----------
  NET CASH PROVIDED IN FINANCING ACTIVITIES                                             128,053           21,377
                                                                                     ----------       ----------

INCREASE IN CASH                                                                         65,429           18,942
Cash at beginning of year                                                                29,485           32,180
                                                                                     ----------       ----------
CASH AT END OF PERIOD                                                                $   94,914       $   51,122
                                                                                     ==========       ==========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                               September 30, 1994
                                  (Unaudited)

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


2. FINANCIAL ACCOUNTING STANDARDS STATEMENT NO. 115 - ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

         As a result of adopting FAS 115 on January 1, 1994, the opening balance of shareholders' equity was increased by $11.4 million related to unrealized gains, net of adjustments to deferred acquisition costs and deferred taxes, on the fixed income securities classified as available-for-sale previously carried at amortized cost or cost.
         There was no effect on net income as a result of the adoption of FAS
         115. During the nine month period following adoption, net unrealized losses of $47.1 million were reported, resulting in a net decrease in shareholders equity of $35.7 million for the period. Of this amount, $44.2 million resulted directly from the implementation of FAS 115. This resulted in an unrealized loss balance of $30.6 million at September 30, 1994. This significant decrease reflects the impact of rising interest rates as well as the addition of the new 1994 acquisitions which provided approximately $9.7 million of net unrealized losses. On a consolidated basis, the Company initially classified approximately 66% of its bond portfolio as available-for-sale and 34% as held-to-maturity; and classified 100% of its redeemable preferred stocks as available for sale. In accordance with FAS 115, the Company did not restate prior period financial statements to reflect this change in accounting principle. For additional information on FAS 115, see the Company's 1994 First Quarter Form 10-Q.

3.       REDEEMABLE PREFERRED STOCK

         On February 24, 1994, the Company issued 598,656 shares of Series 1994-B Voting Cumulative Preferred Stock having a total redemption value of $22,449,600 or $37.50 per share in connection with the acquisition of American Funeral Assurance Company. Additionally, on April 1, 1994, the Company issued 668,207 shares of Series 1994-A Voting Cumulative Preferred Stock having a total redemption value of $23,387,245 or $35.00 per share in connection with the acquisition of State National Capital Corporation. Both the Company and the holders of the Preferred Stock 1994-A Series and 1994-B Series have the right to redeem any or all of the shares from time to time at any time beginning five years and one month after the date of issue in exchange for cash or shares of the Company's common stock. Each share of preferred stock is convertible, at the option of the shareholder, at any time into one share of the Company's common stock. For additional information see the Company's 1994 First Quarter Form 10-Q.

4.       ACQUISITIONS
         (In 000's, except for per share data)

         North American National Corporation, American Funeral Assurance Company and State National Capital Corporation were acquired by the Company on February 23, February 24, and April 1, respectively. The following unaudited combined results of operations for the nine months ended September 30, 1994 and 1993 give effect to these acquisitions as though they had occurred at the beginning of each period. None of these acquisitions were individually material for financial reporting purposes and accordingly the following pro forma financial data reflects the effect of these acquisitions in the aggregate. Pro forma results are not necessarily indicative of the results that actually would have occurred had the Company owned these acquisitions during these periods or which will be obtained in the future.

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                    ---------------------------
                                                                                      1994               1993
                                                                                    --------           --------
Revenues                                                                            $423,371          $437,791
                                                                                    ========          ========

Net Income Before Cumulative Effect
  of Accounting Changes                                                             $ 38,921          $ 34,405
                                                                                    ========          ========

Net Income                                                                          $ 38,921          $ 22,465
                                                                                    ========          ========

Earnings Per Share:

Net Income Before Cumulative Effect
  of Accounting Changes                                                             $   1.86          $   1.64
                                                                                    ========          ========

Net Income                                                                          $   1.86          $   1.03
                                                                                    ========          ========



5.       COMMITMENTS AND CONTINGENCIES

At September 30, 1994, the Company had made commitments as shown below:

                                                                                    (In 000's)
              Buildings and equipment                                                $ 7,438
              Mortgage loans and bonds                                                17,720
                                                                                     -------

                                                                                     $25,158
                                                                                     =======

         The Company is contingently liable for reinsurance ceded ($4.8 billion at September 30, 1994) should any reinsurer be unable to meet the obligations assumed.

6.       SUPPLEMENTAL INFORMATION ON INSURANCE OPERATIONS

                                                                            Three Months Ended                 Nine Months Ended
                                                                              September 30,                       September 30,
                                                                              ----------------                    --------------
                                                                             1994        1993                    1994      1993
                                                                             ----      ------                    ----    ------
                                                                                                 (In millions)

         Increase in net
           insurance in force                                              $  309     $ (141)                  $ 1,233   $    99
                                                                           ======     =======                  =======   =======

         Net insurance
           in force                                                                                            $16,667   $15,670
                                                                                                               =======   =======

                                 PART I, ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Unaudited)

Operations

Consolidated third quarter net income of $12.9 million increased 60% or $4.8 million from 1993's third quarter (see table below). The increase in net income was due to: (1) a $2.0 million increase in income before taxes; and (2) a $2.8 million decrease in income taxes, primarily related to the $3.8 million charge taken during the third quarter of 1993 resulting from changing the Company's federal income tax rate from 34% to 35%. Of that total, approximately $3.6 million was related to taxes on periods prior to the third quarter of 1993. The increase in income before taxes was a function of increased earnings of $0.9 million from the Insurance Group, increased earnings of $0.8 million from Broadcasting Operations coupled with a decreased loss of $0.3 million in the Parent Company.

Year-to-date net income before the cumulative effect of accounting changes increased $2.7 million from last year primarily due to the decline in income taxes previously mentioned, a decrease in realized gains of $6.8 million, and earnings contributions from the acquisitions of $3.7 million.

                                                                 Third Quarter                      Year-to-Date
                                                           --------------------------        --------------------------
                                                             1994              1993            1994              1993
                                                           --------          --------        --------          --------
                                                                     (000's)                           (000's)
Income Before Income Taxes
 and the Cumulative Effect of
 Accounting Changes                                          19,631            17,569          58,109            59,212
Income Taxes                                                  6,729             9,491          20,034            23,839
                                                           --------          --------        --------          --------
Income Before the Cumulative
 Effect of Accounting Changes                              $ 12,902          $  8,078        $ 38,075          $ 35,373
Cumulative Effect of Accounting
 Changes                                                       ---               ---             ---            (11,940)
                                                           --------          --------        --------          --------
Net Income                                                 $ 12,902          $  8,078        $ 38,075          $ 23,433
                                                           ========          ========        ========          ========


The $0.9 million (4%) increase in the Insurance Group's third quarter income before taxes was primarily a function of a pretax earnings contribution from the 1994 acquisitions of $5.6 million, offset by lower realized investment gains. The pre-need business provided a pretax earnings increase of $2.1 million -- approximately $2.4 million came from the acquisitions of North American National Corporation and American Funeral Assurance Company which closed in late February, with Pierce National Life Insurance Company experiencing a decrease of $0.3 million due to higher claims and foreign currency translation. State National Corporation, a home service company acquired on April 1, 1994, provided a pretax earnings contribution of $0.7 million. Additionally, the Insurance Group's earnings benefitted from improving lapse experience in the home service business and an overall improvement from the mortgage protection business, offset by alower average yield on it's investment portfolio.

The decline in the Insurance Group's year-to-date pretax earnings reflects primarily lower realized investment gains of $5.6 million offset by the earnings contributions from the acquisitions.

The $0.8 million (26%) increase in pretax earnings from broadcasting operations was largely due to a substantial increase in political revenues coupled with strong national revenue growth. Year-to-date pre-tax earnings, up $3.0 million (27%), reflect stronger local revenues as well as higher political revenues.

The decrease in the parent company's before-tax loss was a result of lower interest expense and strong real estate land and lot sales.

The 22% increase in consolidated revenues for the quarter was due to the 1994 insurance acquisitions which contributed $29 million. Without the acquisitions, consolidated revenues were down slightly primarily due to the sale of the medicare business in late 1993 offset by higher broadcasting revenues.

The 32% growth in third quarter insurance premiums was due to additional premiums of $21.1 million from the Pre-need Group with the new acquisitions -- American Funeral and North American -- contributing an increase of $19 million and Pierce National contributing an incremental $2.2 million. The home service acquisition -- State National -- provided additional premiums of $1.7 million. In Liberty Life premiums were down $2.6 million primarily due the sale of its medicare supplement business in December of 1993. The medicare business produced $3.1 million of premiums in the third quarter of 1993.

Year-to-date premiums were up 24% reflecting the impact of $47.4 million of additional premiums from the acquisitions. Excluding the acquisitions, premiums were down 2% due to the sale of medicare and lower mortgage protection premiums.

The 30% increase in net investment income for the quarter was also primarily due to the acquisitions. The acquisitions contributed $6.1 million to net investment income. Year-to-date net investment income was up 19%, but relatively flat compared to last year (excluding the acquisitions), as the overall yield on the portfolio dropped, reflecting lower fixed income rates.

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

Broadcasting revenues for the quarter, up 10%, benefitted primarily from a $.8 million increase in political revenues as well as continued strong national revenue growth which produced a $.9 million increase, in addition to first time cable related revenues of $.6 million.

Local revenues, however, were up only 1% largely reflecting the trade-off in advertising time for political advertising. The cable operation currently generates revenues from two sources: (1) third party sales of advertising time on cable by Cosmos sales representatives; and (2) advertising insertion, which allows Cosmos stations' advertisements to be inserted into other markets for advertising on cable. Year-to-date revenues, up 9%, reflect the impact of national and political revenues.

The 48% increase in policy benefits was primarily due to the new acquisitions; excluding the new acquisitions, policy benefits were up 6%. Year-to-date policy benefits increased 37% reflecting the impact of acquisitions as well as unfavorable claims experience, primarily in the first half of the year in home service and mortgage protection.

Commissions for the Insurance Group increased 13% for the third quarter; without the new acquisitions, commissions were down 4% reflecting a lower premium base as well as improvement in home service commissions due to changes in agent compensation. Year-to-date commissions were up 9%, but were down 7% excluding the acquisitions.

General expenses for the Insurance Group were down 3% compared to last year's third quarter due largely to lower expenses in Liberty Life reflecting cost reduction efforts. The two new pre-need acquisitions added approximately $2.5 million to general expenses and the new home service acquisition added $.3 million. Year-to-date general insurance expenses were down 5% despite $6.1 million of additional general expenses attributed to the acquisitions.

The 7% increase in amortization of deferred acquisition costs was also a function of the new acquisitions; excluding these acquisitions, amortization of deferred acquisition costs decreased 11% due to an overall improvement in home service and mortgage protection lapses. Year-to-date amortization of deferred acquisition costs was up 12%; without the acquisitions, amortization of deferred acquisition costs was up 2% reflecting an improving trend in home service lapses in the third quarter compared to the first and second quarters.

Broadcasting expenses were up 8% for the quarter due to the additional expenses associated with its start-up venture with cable operators. Without the cable operation expenses, expenses were up 3% for the quarter. Year-to-date broadcasting expenses were up 7%.


Investments

As of September 30, 1994, approximately 61% of the Company's $1.7 billion consolidated invested assets were in bonds with an overall average credit rating of AA. Less than 5% of the bond portfolio was rated below investment grade.

Approximately 55% of the Company's $1.1 billion bond portfolio at September 30, 1994 was comprised of mortgage-backed securities compared to 60% at December 31, 1993. Certain mortgage-backed securities are subject to significant prepayment risk due to the fact that in periods of declining interest rates mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at interest rates comparable to the rates on the prepaid mortgages. In periods of increasing interest rates, prepayments may decrease resulting in lower amounts of funds being available to reinvest at the higher interest rates. Mortgage-backed pass-through securities and "sequential" CMO's, which comprised 18% of the book value of the Company's mortgage-backed securities at September 30, 1994 and 22% at December 31, 1993, are sensitive to prepayment and extension risk.

The remaining 82% of the Company's mortgage-backed investment portfolio of September 30, 1994 consisted of planned amortization class ("PAC") instruments compared to approximately 78% at December 31, 1993. These investments are designed to amortize in a more predictable manner by shifting the primary risks of prepayment and extension to investors in other tranches of the CMO.

Mortgage loans of $212.5 million comprised 12% of the consolidated investment portfolio at September 30, 1994. They are commercial mortgages with a loan to value ratio not exceeding 75% when made. These loans are concentrated in the southeast primarily in the states of North Carolina, South Carolina, Georgia, Florida, Virginia, Tennessee, and Louisiana.

Investment real estate at September 30, 1994 of $135.6 million comprised 8% of the consolidated investment portfolio compared to 6% at December 31, 1993. Four key property types made up approximately 90% of the Company's real estate investment assets: residential land development, business parks, business property rentals and shopping centers.

The majority of the Company's investment real estate is located in South Carolina, Florida, Georgia, and North Carolina.

Financial Position

As a result of the first quarter acquisitions of North American and American Funeral and the second quarter acquisition of State National, the Company's consolidated assets increased approximately $430 million, of which approximately $307 million were in investments, and total liabilities increased approximately $337 million, of which approximately $307 million were related to policy liabilities.

As a result of adopting FAS 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994, a significant portion of fixed maturity securities were classified as available-for-sale and accordingly carried on the balance sheet at fair value. Prior to the adoption of FAS 115, the fixed income securities were carried at either amortized cost or cost and therefore no unrealized gain or loss was reflected on the balance sheet. The 1993 balance sheet has not been restated for this change in accounting principle as prescribed by FAS 115. At September 30, 1994, fixed income securities reported as available-for-sale had a gross unrealized loss of $56.8 million. Held-to-maturity securities, however, had an unrealized gain of $19.9 million which was not reflected in the balance sheet since these securities continue to be carried at cost. Although the initial adoption of FAS 115 resulted in a net unrealized gain of $11.4 million on January 1, 1994, the decline in market value since that time resulted in a net decrease in shareholders' equity of $44.2 million for the period ended September 30, 1994. Thus, the net impact of FAS 115 on shareholders' equity has been a decline of $32.8 million.



Capital, Financing and Liquidity

The Company's net cash flow from operating activities was $78.2 million for the first nine months of 1994 compared to $48.5 million for the same period of 1993. The Company's net cash used in investing activities was $140.8 million, and cash flow provided from financing activities was $128.1 million. As a result of its activities, the Company generated a $65.4 million increase in cash compared to $18.9 million in the same period in 1993. The net cash used in investing activities was primarily related to net cash paid on the purchase of North American, American Funeral, State National, and certain real estate assets of SCANA Development Corporation. The net cash provided from financing activities was primarily from proceeds from borrowings net of principal payments on debt. The proceeds from borrowings were used to partially finance acquisitions and to repay an intercompany note.

At September 30, 1994, borrowings against the Company's revolving credit facility and lines of credit amounted to $245.5 million, an increase from the $145.5 million outstanding at December 31, 1993. The increase was primarily a function of borrowings related to the insurance acquisitions -- North American of $51.9 million, American Funeral of $5.6 million and State National of $.9 million -- as well as a bulk real estate purchase of $42.8 million.

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

        (b) The filing of Form 8-K was not required during the third quarter of 1994.


                               INDEX TO EXHIBITS


EXHIBIT 11     Consolidated Earnings Per Share Computation
EXHIBIT 27     Financial Data Schedule (Electronic Filing Only)

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





THE LIBERTY CORPORATION                              Date:  November 11, 1994
- - -----------------------
(Registrant)




/s/  H. Ray Eanes
- - -----------------------
H. Ray Eanes
Senior Vice President Finance & Treasurer




/s/  John Smith
- - -----------------------
John Smith
Controller