Form 10-K405
LIBERTY CORP
filed 1995-03-31
CIK 59229

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(Mark One)

[XX]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 For the fiscal year ended December 31, 1994

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the transition period from ________________to ________________
Commission File Number  1-5846

                             THE LIBERTY CORPORATION
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              South Carolina                              57-0507055
        -------------------------------               -------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

      Post Office Box 789, Wade Hampton Boulevard, Greenville, S. C. 29602
      --------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (803) 268-8436
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
            Title of Each Class                      on Which Registered
------------------------------------               -----------------------
Common Stock, no par value per share               New York Stock Exchange
Rights to Purchase Series A
 Participating Cumulative Preferred Stock          New York Stock Exchange

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1995:

                Common Stock, No Par Value                $362,763,000
                                                          ------------

         The number of shares outstanding of each of Registrant's classes of common stock as of March 15, 1995:

                Common Stock, No Par Value                  19,862,795
                                                            ----------

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1994 are incorporated into Part II, Items 5, 6, 7, and 8 by reference.

         Portions of The Liberty Corporation Proxy Statement for the Annual Meeting of Shareholders on May 2, 1995 are incorporated into Part III, Items 10, 11, 12, and 13 by reference.

         This report is comprised of pages 1 through 147. The exhibit index is on page 31.

ITEM 1.  BUSINESS

GENERAL

        The Registrant, The Liberty Corporation ("the Company") is a holding company engaged through its subsidiaries primarily in the insurance and broadcasting businesses.

        The Company's primary insurance subsidiaries are Liberty Life Insurance Company ("Liberty Life") and its pre-need insurance group of companies. The pre-need companies include Pierce National Life Insurance Company ("Pierce National"), North American National Corporation ("North American") and American Funeral Assurance Company ("American Funeral"). North American is an insurance holding company whose subsidiaries include Pan Western Life Insurance Company, Brookings International Life Insurance Company and Howard Life Insurance Company. Howard Life Insurance Company was merged into Pierce National in January 1995. Together, these insurance subsidiaries offer a diverse portfolio of individual life and health insurance products. In addition to Liberty Life and the pre-need companies, Liberty Insurance Services Corporation ("Liberty Insurance Services") provides home office support services for unaffiliated life and health insurance companies, as well as for the Company's insurance subsidiaries. Other subsidiaries of the Company provide investment advisory services to the Company's insurance subsidiaries and unaffiliated insurance companies, and property development and management services to the Company.

        The Company's broadcasting subsidiary, Cosmos Broadcasting Corporation ("Cosmos"), currently owns and operates eight network affiliated television stations, the most recent being WLOX-TV in Biloxi, Mississippi, acquired in February 1995.

STRATEGY; RECENT DEVELOPMENTS

        The Company's principal strategy is to grow internally and through acquisitions, while maintaining its emphasis on cost controls.

        We will continue to seek opportunities to acquire insurance companies and blocks of business that complement or fit with the Company's existing marketing divisions and product lines. The Company's acquisition strategy has focused on both home service and pre-need businesses. Home service business represents the Company's primary core business, whereas the pre-need business is a relatively new line of business for the Company. The Company largely entered the pre-need business with the acquisition of Pierce National in July 1992. The 1994 pre-need acquisitions significantly strengthened the Company's market position in the pre-need market, which provides life insurance products to pre-fund funeral services. The Company believes that the pre-need business has favorable demographics which can provide attractive future premium and earnings growth.

        Management's philosophy regarding broadcasting acquisitions is to make selective acquisitions in local markets where we can be among the dominant television stations.

        The following page summarizes the Company's acquisitions since 1991.

                                                                                                        Annual Premiums
     INSURANCE ACQUISITIONS                                                          Date                   Acquired
     ----------------------                                                          ----                   --------
     Acquisition  through  reinsurance  of a  block  of  home  service        July 1991                 $16 million(1)(2)
     business from Kentucky Central Life Insurance Company

     Acquisition   through   reinsurance   of  a  block  of   mortgage        December 1991             $21 million(1)
     protection insurance from Integon Life Insurance Corporation

     Acquisition  of  Pierce  National  Life  Insurance   Company,   a        July 1992                 $31 million(1)
     California based provider of pre-need life insurance                                               (includes $6 million of
                                                                                                        single pay premiums)

     Acquisition   of   Magnolia   Financial   Corporation   and   its        October 1992              $15 million(1)
     subsidiary,  Magnolia Life Insurance  Company,  a Louisiana based provider of primarily home service life insurance

     Acquisition  of  assets  and  block of  insurance  business  from        April 1993                $7 million(3)
     Estate Assurance  Company, a Louisiana based provider of pre-need                                  (includes $6 million of
     life insurance                                                                                     single pay premiums)

     Acquisition  of  North  American  National  Corporation  and  its        February 1994             $24 million(4)
     subsidiaries,  an  Ohio  based  holding  company  with  insurance                                  (includes $5 million of
     subsidiaries  based in  Ohio,  Colorado  and  North  Dakota  that                                  single pay premiums)
     provide primarily  pre-need and other ordinary life insurance and accident and health insurance

     Acquisition of American Funeral Assurance  Company, a Mississippi        February 1994             $59 million(4)
     based provider of primarily pre-need life insurance                                                (includes $44 million
                                                                                                        of single pay premiums)

     Acquisition  of  State  National  Capital   Corporation  and  its        April 1994                $10 million(4)
     subsidiaries,  a  Louisiana  based  provider  of  primarily  home service life insurance

(1) Represents amount of annualized premiums acquired at the time of acquisition.
(2) Net of annual premiums associated with western portion of Kentucky Central block of business, which the Company sold in December 1991.
(3) Represents amount of annual premiums reported by the selling company in its 1992 annual financial statements filed under applicable statutory requirements.
(4) Represents amount of annual premiums reported by the selling company in its 1993 annual financial statements filed under applicable statutory requirements.

BROADCASTING ACQUISITION

On February 28, 1995, the Company completed the acquisition of WLOX-TV in Biloxi, Mississippi, bringing to eight the total number of television stations in the broadcasting subsidiary. The purchase price of $41.0 million was funded with a combination of redeemable preferred stock, cash and a note payable. WLOX is an ABC affiliate that carries strong local news and is the top station in its market.

INSURANCE OPERATIONS

     LIBERTY LIFE. Liberty Life is a stock life insurance company engaged in the business of writing a broad range of individual life insurance policies and accident and health insurance policies. Liberty Life is ranked 131st, based on ordinary life insurance in force among approximately 1,200 United States life insurance companies, according to data provided by A.M. Best Company. While Liberty Life is licensed in forty-nine states, and the District of Columbia, its focus has been the Southeast and Midwest. For 1994, the largest percentages of its premium income were from South Carolina (31%), North Carolina (23%), Louisiana (4%) and Ohio (3%). The Company believes that Liberty Life is the largest provider of home service business in the Carolinas. State National was integrated into Liberty Life during late 1994 and is included in the discussion of Liberty Life.

     Life insurance and annuity premiums contributed 83% of Liberty Life's total premiums in 1994, 79% in 1993 and 78% in 1992. Accident and health insurance premiums contributed the remainder.

     The Company decided to cease sales of its products through its general agency distribution system due to the absence of critical volume. The decision to close the general agency distribution system resulted in a pre-tax charge to earnings of $10.3 million, primarily to reduce deferred acquisition costs no longer considered recoverable. Premiums and policy charges from the general agency division represented approximately 2% of the Company's total premiums and policy charges in 1994.

     Liberty Life continues to market its insurance products through its Home Service and Mortgage Protection divisions.

     HOME SERVICE DIVISION. The Home Service Division is Liberty Life's largest division, contributing 70% of Liberty Life's premiums in 1994. Home Service agents of Liberty Life sell primarily individual life, including universal life and interest-sensitive whole life products, as well as health insurance. As of December 1994, the Company had approximately 1,400 agents and managers in this division operating out of 60 district offices. These agents periodically visit the insureds' homes and businesses to collect premiums. Although the Company has broadened this division's area of concentration beyond the Carolinas, principally through strategic acquisitions, the Company has maintained a regional focus for its home service business on the Southeast and Midwest.

     MORTGAGE PROTECTION DIVISION. The Mortgage Protection Division contributed 26% of Liberty Life's premiums in 1994. The Mortgage Protection Division primarily sells decreasing term life insurance designed to extinguish the unpaid portion of a residential mortgage upon the death of the insured. This division also sells accidental death, disability income and credit life insurance. A staff of full-time representatives and independent brokers offer these products through more than 1,000 financial institutions located throughout the United States. The Company supports the marketing of these products through direct mail and phone solicitations.

     PRE-NEED GROUP. The Company's pre-need subsidiaries provide life insurance products which pre-fund funeral services. Pierce National, a stock life insurance company acquired in July 1992, is domiciled in California, but its principal executive offices are in Greenville, South Carolina. Pre-need policies consist primarily of ordinary life insurance policies for which the premiums are paid in a single payment at the outset or primarily over a three, five or ten-year period. In April 1993, Pierce National acquired through coinsurance all of the ordinary life insurance, representing pre-need life insurance, of Estate Assurance Company, effective as of January 1, 1993.

     North American, acquired in February 1994, has executive offices in Greenville, South Carolina while its insurance subsidiaries are domiciled in other states. Pan-Western Life Insurance Company, a stock life insurance company, is domiciled in Ohio. Brookings International Life Insurance Company, also a stock life insurance company, is domiciled in South Dakota.

     American Funeral, also acquired in February 1994, is domiciled in the state of Mississippi. Administrative and service operations of American Funeral are located in Amory, Mississippi.

     The Company's current plans are to integrate each of the North American subsidiaries into Pierce National and or American Funeral by the end of 1995.

     The pre-need companies are currently licensed in 41 states, the District of Columbia, and ten Canadian provinces. Pierce National has licensing applications pending in 4 additional states, three of which are not covered by another pre-need company. The current plan is to seek licensure in the majority of the remaining states by the end of 1995. The largest percentages of premium income for 1994 came from Canada (13%), Mississippi (11%) and California (9%).

     At December 31, 1994, the pre-need companies had 26 employees in its home office in Greenville who perform administrative and clerical duties. Policy administration for Pierce National and North American is carried out by Liberty Insurance Services who employs approximately 85 people in this area. American Funeral employs approximately 45 people in its Amory, Mississippi office to provide administrative, clerical and policy administration services.

     PREMIUM BREAKDOWN. The following table sets forth the insurance premiums and policy charges for Liberty Life's marketing and distribution divisions and the pre-need companies for the years ended December 31.

(In 000's)                            1994                       1993                         1992
----------                            ----                       ----                         ----
 Liberty Life
    Home Service                    $136,187(3)                $ 137,919                   $122,457
    Mortgage Protection               49,985                      54,058                     60,639
    General Agency Marketing           6,143                       5,906                      4,425
    Other                              1,384                       1,670                      1,744
                                     193,699                     199,553                    189,265
 Pre-Need
    Pierce National                   59,738                      51,369(2)                  19,868(1)
    American Funeral                  40,583(1)
    North American                    21,769(1)

                                     122,090                      51,369                     19,868
                                    --------                    --------                   --------
 Total                              $315,789                    $250,922                   $209,133

(1)      Represents premiums from date of acquisition.
(2) Increase reflects, in part, the acquisition of Estate Assurance Company's insurance in force in April 1993.
(3)      Includes the results of State National Life Insurance Company from
         April 1994

     UNDERWRITING PRACTICES. Liberty Life's underwriting practices for ordinary life insurance require medical examinations for applicants over age 60 or for policies in excess of certain prescribed face amounts. Approximately 72% OF non-home service life insurance policies issued in 1994 were issued without medical examinations. In accordance with the general practice in the life insurance industry, Liberty Life writes life insurance on substandard risks at increased premium rates. Generally, home service life insurance for non-universal life products is written for amounts under $5,000 and typically no medical examination is required. Mortgage protection life insurance is usually written without medical examination. Substantially all of pre-need policies are written for amounts under $5,000, and no medical examination is required unless the applicant requests a preferred rate.

     REINSURANCE. The Company's insurance subsidiaries use reinsurance in two distinct ways: first, as a risk management tool in the normal course of business and second, in isolated strategic transactions to effectively buy or sell blocks of in force business. The Company's insurance subsidiaries remain liable with respect to reinsurance ceded should any reinsurer be unable to meet the obligations assumed by it. As a result of its reinsurance transactions, the Company's insurance subsidiaries remain liable on $4.8 billion (22%) of its total $21.6 billion life insurance in force at December 31, 1994.

     For the years ended December 31, 1994, 1993 and 1992, the Insurance Group had ceded life insurance premiums of $26.4 million, $26.1 million and $28.3 million, respectively. Accident and Health premiums ceded for the Insurance Group made up the remainder of ceded premiums which were $3.7 million, $3.5 million and $3.0 million for the years ended December 31, 1994, 1993 and 1992, respectively.

     RISK MANAGEMENT REINSURANCE TRANSACTIONS. Liberty Life reinsures with other insurance companies portions of the life insurance it writes in order to limit its exposure on large or substandard risks. The maximum amount of life insurance that Liberty Life will retain on any life is $300,000, plus an additional $50,000 in the event of accidental death. This maximum is reduced for higher ages and for special classes of risks. The maximum amount of life insurance that any of the pre-need companies will retain on any life is $50,000. Insurance in excess of the retention limit is either automatically ceded under reinsurance agreements or is reinsured on an individually agreed basis with other insurance companies. Liberty Life has ceded a significant portion of its risks on accidental death and disability coverage to other insurance companies. Liberty Life and Pierce National also have coverage for catastrophic accidents. At December 31, 1994, Liberty Life and the pre-need companies had ceded in the normal course of business portions of their risks to a number of other insurance companies.

     STRATEGIC REINSURANCE TRANSACTIONS. In 1991, 80% or $3.2 billion face amount of Liberty Life's General Agency Marketing Division net insurance in force was coinsured with Life Reassurance Corporation ("Life Re"). The agreement with Life Re also provides for the coinsurance of 50% of this division's insurance in force issued after 1991. The total face value of amounts ceded to Life Re at December 31, 1994 was $2.9 billion. Under terms of the agreement, assets supporting the business ceded are required to be held in escrow.

     In order to facilitate the 1991 acquisition through reinsurance of the Kentucky Central block of business, Liberty Life coinsured 50% of its home service traditional life insurance business with Lincoln National Life Reinsurance Insurance Company. The Lincoln National reinsurance has been accounted for under generally accepted accounting principles as financial reinsurance. The reinsurance contract contains an escrow agreement that requires assets equal to the reserves reinsured, as determined under statutory accounting principles, be held in escrow for the benefit of this block of business.

     The Company uses assumption reinsurance to effectively acquire blocks of in force business by acting as the "reinsurer" for other insurance companies. For instance, the Company acquired the Kentucky Central and Estate Assurance blocks in this manner.

     OPERATIONS. The administrative functions of underwriting and issuing new policies, and the ongoing servicing and claims settlement of in force policies, are centralized at the home office of Liberty Life, Pierce National and North American in Greenville, South Carolina, and American Funeral's home office in Amory, Mississippi. In acquiring additional blocks of insurance business, the Company's strategy is to integrate the administrative functions into its existing operations, either directly or through Liberty Insurance Services, as soon as practical after the effective date of the acquisition. The Company believes that this centralization permits economies of scale and promotes greater cost efficiencies. The Company is currently in the process of consolidating the pre-need businesses of Pierce National, North American and American Funeral.

     The Company's Insurance Group services approximately 3.0 million policies representing $21.6 billion of life insurance in force, of which $4.8 billion of insurance in force has been ceded to other companies. Approximately 152,000 policies representing $3.2 billion of life insurance in force were issued during 1994. The Company intends to continue its focus on reducing the unit costs of administrative services by increasing the volume of business through acquisitions of blocks of business similar in nature to its existing business, by internal growth in those businesses, and by investing in up-to-date technology to further improve efficiency in its operations.

     LIBERTY INSURANCE SERVICES. Liberty Insurance Services provides a wide range of home office support services to unaffiliated life and health insurance companies on a fee basis, as well as to the Company's insurance subsidiaries. These services include underwriting, preparation of policies, accounting, customer service and claims processing and adjudication and can be tailored to support the special features of insurance products offered by other companies that desire these services. The Company's strategy is to target (i) insurance companies that have closed blocks of business that are expensive to administer,
(ii) insurance companies that have start-up or new product lines requiring new support levels, (iii) small to midsize insurance companies that cannot justify large investments in home office technology, and (iv) insurance companies acquired by financial investors lacking experience in providing home office support. Liberty Insurance Services believes that its economies of scale will permit its customers to reduce their home office support costs and focus resources on marketing their insurance products. Although Liberty Insurance Services profits generated to date have not been material, the Company believes that Liberty Insurance Services has significant growth potential. Liberty Insurance Services has 270 employees who provide services to the Company's insurance subsidiaries as well as to its outside clients.

SPECIAL CHARGES

     The Company recognized special charges in the fourth quarter of $20.3 million (after-tax) relating to two unique situations: a write off of deferred costs connected with the development of a software system for administration of the Company's insurance business, and a decision to cease marketing products through the general agency distribution system.

     SYSTEMS DEVELOPMENT COSTS. The largest component of the special charges relates to a write off of previously deferred systems development costs. In 1989, the Company entered into a joint venture effort with the objective of developing a state-of-the-art system that would service all of the types of insurance products sold by the Company's insurance subsidiaries. It was expected that the Company would be able to have this system fully implemented by the end of 1993, and that it would provide a substantial competitive advantage. Additionally, it was contemplated that the software would be sold to other companies, through the joint venture partner (JVP), and that the Company would receive royalty income from the venture.

     In 1993, it became apparent that the system was not going to be completed and available for implementation by the end of 1993. Further, the JVP had acquired another software company and had made a decision that the system being developed for the Company would not be the one the JVP marketed to other insurance companies. In late 1993, the JVP suggested an alternative approach for the Company to receive value for the costs that it had incurred. Namely, the Company was offered the rights to all software produced, or to be produced, by the JVP and the company it had acquired. The Company was to receive these rights with no, or substantially reduced, fees. Further, as a part of this proposal, the JVP would complete and deliver certain system components (these were to interface with the systems for which the Company was to receive rights) to the Company by mid-1994.

     The system components have not been delivered and the JVP asked for additional time to complete the development. As a result, it was necessary that the Company, again, assess the value of the related asset taking into consideration the current circumstances. The Company engaged a consulting firm to review the situation and assist in estimating a reasonable value or range of values that might be attributed to the costs that had been incurred and deferred in connection with the development of the anticipated systems. As a result of this review, it was determined that a write off amounting to $13.6 million after-tax was appropriate to reflect the current estimated economic value.

     GENERAL AGENCY MARKETING. One of the channels of distribution for Liberty Life has been a general agency marketing system (GAM). However, GAM did not produce the expected sales volume and there was no reasonable basis to expect significant increases in such sales in the foreseeable future. It was determined to be unlikely that the business sold through GAM would produce the level of returns that justified continuation of an allocation of capital and resources.

     A charge was made to reduce previously deferred policy acquisition costs and results in an expectation of no future profits or losses on the GAM business. Additionally, provision was made to estimate other losses that may reasonably be expected to result from this decision. (e.g. uncollectible advances to general agents). Total charges recognized in 1994 related ceasing marketing through general agency amounted to $6.7 million after-tax.

     INSURANCE COMPETITION. The Company's Insurance Group competes with numerous United States and Canadian insurance companies, some of which have greater financial resources, broader product lines and larger staffs. In addition, banks and savings and loan associations in some jurisdictions compete with the Company's Insurance Group for sales of life insurance products, and the Insurance Group competes with banks, investment advisors, mutual funds and other financial entities to attract investment funds generally.

     Competition in the home service business is largely regional or local, highly dependent on the quality of the local management, and is less price competitive than other insurance markets. The home service business involves frequent contacts by agents with their customers. Liberty emphasizes to its agents the importance of taking advantage of these contacts to establish personal relationships which the Company believes add stability to its home service business.

     The Company believes that competition in the pre-need market is national and, therefore, has expanded the market of its pre-need business. The Company intends to capitalize on its affinity marketing expertise gained in the mortgage protection insurance business by targeting national chains of funeral homes and by supplementing this effort with direct marketing and telemarketing campaigns.

     The Company currently believes that it ranks third nationally in mortgage protection insurance with an estimated 15% market share. Slightly over 70% of the mortgage protection market share is believed to be held by four companies and 33% of the market is held by the market leader.

     INSURANCE REGULATION. Like other insurance companies, the Company's insurance subsidiaries are subject to regulation and supervision by the state or other insurance department of each jurisdiction in which they are licensed to do business. These supervisory agencies have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, reserve requirements and the form and content of required statutory basis financial statements. As to its investments, each of the Company's insurance subsidiaries must meet the standards and tests established by the National Association of Insurance Commissioners (the "NAIC") and, in particular, the investment laws and regulations of the states in which each subsidiary is domiciled. All states and jurisdictions (including the Canadian provinces where Pierce National is also licensed) have their own statutes and regulations, which vary in certain respects. However, the NAIC Model Act and regulations have tended to make the various states' regulation more uniform. The insurance companies are also subject to laws in most states that require solvent life insurance companies to pay guaranty fund assessments to protect the interests of policyholders of insolvent life insurance companies.

     The NAIC and state regulatory authorities require the Asset Valuation Reserve or "AVR" and the Interest Maintenance Reserve or "IMR" to be established as a liability on a life insurer's statutory financial statements, but do not affect financial statements of the Company prepared in accordance with generally accepted accounting principles. AVR establishes a statutory reserve for mortgage loans, equity real estate and joint ventures, as well as for fixed maturities and common and preferred stock. AVR generally captures all realized and unrealized gains and losses on such assets, other than those resulting from changes in interest rates. IMR captures the net gains or losses that are realized upon the sale of fixed income securities (bonds, preferred stocks, mortgage-backed securities and mortgage loans) and that result from changes in the overall level of interest rates, and amortizes these net realized gains or losses into income over the remaining life of each investment sold, thus limiting the ability of an insurer to enhance statutory surplus by taking gains on fixed income securities. The IMR and AVR requirements have not had a material impact on the Company's insurance subsidiaries' surplus nor Liberty Life's ability to pay dividends to the Company.

     In recent years the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to decrease the risk of insolvency of insurance companies in general. These initiatives include the implementation of a risk-based capital formula for determining adequate levels of capital and surplus and further restrictions on an insurance company's payment of dividends to its shareholders. To date, South Carolina has not adopted the NAIC risk-based capital model act; however, it does require prior notice to the South Carolina Commissioner of dividend distributions to shareholders, and permits the Commissioner to disapprove or limit the dividend within 30 days of notice if the dividend or distribution is deemed an unreasonable strain on surplus. The NAIC risk-based capital model act or similar initiatives may be adopted by South Carolina or the various states in which Liberty Life and the Company's other insurance subsidiaries are licensed, but the ultimate content and timing of any statutes and regulations adopted by the states cannot be determined at this time.

     Under the NAIC's risk-based capital requirements, insurance companies must calculate and report information under a risk-based capital formula in their annual statutory financial statement. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC requirements provide for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from regulatory control of the insurance company to a requirement for the insurance company to submit a plan to improve its capital. Implementation of the substantive regulatory authority by this NAIC initiative depends on adoption by the states of the NAIC Model Act on risk-based capital requirements. The NAIC has determined to deny accreditation to state insurance regulatory authorities in states failing to adopt this risk-based capital Model Act by January 1, 1996. The RBC ratios for the Company's insurance subsidiaries exceed the minimum capital requirements at December 31, 1994.

     Another NAIC Model Act limits dividends that may be paid in any calendar year without regulatory approval to the lesser of (i) 10% of the insurer's statutory surplus at the prior year-end, or (ii) the statutory net gain from operations of the insurer (excluding realized capital gains and losses) for the prior calendar year. The current South Carolina statutes applicable to Liberty Life do not conform to the NAIC Model Act (South Carolina limits dividends to the greater of 10% of statutory surplus or gain from operations). Under current South Carolina law, without prior approval from the South Carolina Commissioner of Insurance, dividend payments from Liberty Life to the Company are limited to the greater of the prior year's statutory gain from operations or 10% of the prior year's statutory surplus. This resulted in a maximum allowable dividend in 1994 of $20.4 million without approval from the South Carolina Insurance Commissioner. Actual dividends and distributions paid by Liberty Life were $20.3 million in 1994, $22.0 million in 1993 and $14.0 million in 1992. Under regulations effective July 1, 1995, the South Carolina Insurance Department must be notified of all dividends and distributions to shareholders within five days following the declaration, and at least ten days prior to the payment of the dividend or distribution, and will have the authority to limit the amount of any dividends or distributions. Extraordinary dividends, defined as distributions that, together with all other distributions within a 12 month period, exceed the greater of the net gain from operations or 10% of statutory surplus, cannot be made without the approval of the South Carolina Insurance Department, or unless the department has not disapproved the payment within 30 days following the notice of the declaration. Pierce National has agreed with several states to not pay dividends until after 1995.

     In accordance with the rules and practices of the NAIC and in accordance with state law, every insurance company is generally examined once every three years by examiners from its state of domicile and from several of the other states where it is licensed to do business. Liberty Life, Pierce National and Pan-Western's most recent examinations were for the period ending December 31, 1990. American Funeral's most recent examination was for the period ending December 31, 1992; and Brookings International Life's most recent examination was for the period ending December 31, 1988. Examinations of Liberty Life and Pierce National for the periods ended December 31, 1993, are currently in progress.

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

BROADCASTING OPERATIONS

     Cosmos currently owns and operates the following television stations, six of which were ranked No. 1 in their market by the November 1994 Nielsen ratings for sign-on to sign-off:

                Station              Primary Market                         Affiliation      VHF/UHF
                -------              --------------                         -----------      -------
                WAVE-TV              Louisville, Kentucky                   NBC              VHF
                WIS-TV               Columbia, South Carolina               NBC              VHF
                WSFA-TV              Montgomery, Alabama                    NBC              VHF
                KLPC-TV              Lake Charles, Louisiana                NBC              VHF
                WTOL-TV              Toledo, Ohio                           CBS              VHF
                KAIT-TV              Jonesboro, Arkansas                    ABC              VHF
                WFIE-TV              Evansville, Indiana                    NBC              UHF
                WLOX-TV              Biloxi, Mississippi                    ABC              VHF

     Cosmos has approximately 653 full-time employees and 94 part-time employees, including their cable sales operations in Columbia, S.C. and Frankfort, KY.

     NETWORK AFFILIATES. Each Cosmos station is affiliated with one of the major networks - NBC, ABC, CBS. The affiliation contracts provide that the network will offer to the affiliated station a variety of network programs, both sponsored and unsponsored, for which the station has the right of first refusal against any other television station located in its community. The station has the right to reject or accept the programs offered by the network and also has the right to broadcast programs either produced by the station or acquired from other sources. The major networks provide their affiliated stations with programming and sell the programs, or commercial time during the programs, to national advertisers. Each affiliate is compensated by its network for carrying the network's programs. That compensation is based on the local market rating strength of the affiliate and the audience it helps bring to the network programs. The major networks typically provide programming for approximately 90 hours of the approximately 135 hours per week broadcast by their affiliated stations.

     The NBC affiliation contracts with each of Cosmos' NBC affiliated stations have been continuously in effect for over thirty-eight years. Cosmos' CBS affiliation contract and ABC affiliation contract have each been continuously in effect for approximately thirty years.

     SOURCES OF COSMOS' TELEVISION OPERATING REVENUES. The following table shows the approximate percentage of Cosmos' gross television operating revenues by source excluding other income for the three years ended December 31, 1994:

Year ended December 31                                                  1994           1993          1992
----------------------                                                  ----           ----          ----
Local and Regional Advertising                                           57%            60%           57%
National Spot Advertising                                                30             32            31
Network Compensation                                                      7              7             8
Political Advertising                                                     6              1             4

Local and regional advertising is sold by each station's own sales representatives to local and other non-national advertisers or agencies. Generally these contracts are short-term, although occasionally longer-term packages will be sold. National spot advertising (generally a series of spot announcements between programs or within the station's own programs) is sold by the station or its sales representatives directly to agencies representing national advertisers. Most of these national sales contracts are also short-term, often covering spot campaigns running for thirteen weeks or less. Network compensation is paid by the network to its affiliated stations for broadcasting network programs that include advertising sold by the network to agencies representing national advertisers. Political advertising is generated by national and local elections, which is by definition very cyclical.

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

     Subscription Television, an over-the-air pay television service, and Multipoint Distribution Service, a microwave-distributed pay television service, also compete for television audiences. In addition, licenses are now being granted for Multichannel Multipoint Distribution Service. None of these services has yet significantly fractionalized the audiences of commercial television stations. The use of home video recording and playback (VCR) equipment is has grown and provides another element of competition for television audiences.

     Two other television broadcast services are providing consumers with additional technical delivery/programming opportunities. Low power television, sometimes referred to as "neighborhood TV," is authorized to operate in a limited coverage area. Authorizations are being granted by the Federal Communication Commission ("FCC") on a lottery basis. Direct Broadcast Satellite, which transmits television signals from satellite transponders to parabolic home antennae, is now being actively marketed.

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

     Television broadcasting licenses may be granted for a maximum term of five years and, upon application, and in the absence of a conflicting application or a petition to deny which raises a substantial and material issue of relevant fact (which would require the FCC to hold a hearing) or adverse findings as to the licensee's qualifications, are usually renewed without hearing by the FCC for additional five year terms. Cosmos' renewal applications have always been granted without hearing for the full term. The Communications Act prohibits the transfer of a license or the transfer of control or other change in control of a licensee without prior approval of the FCC. The Hipp family is considered by the FCC to have de facto control over Cosmos, and any action that would change such control would require prior approval of the FCC.

     Under FCC regulations governing multiple ownership, a license to operate a television station generally will not be granted to any person (or persons under common control) if such person directly or indirectly holds a significant interest in (i) another radio or television station, with an overlapping service area, (ii) more than 12 television stations or (iii) less than

12 television stations if their audience coverage exceeds 25% of total
United States households. FCC regulations also limit ownership of television stations by those having interests in cable television systems and daily newspapers serving the same service area as the television stations. The rules provide that each case will be considered on the basis of its particular facts. During 1995, legislation is expected which will remove many of the ownership restrictions now encumbering broadcasters. Congress has publicly stated that broadcasters need regulatory relief in order to effectively compete in the multi-channel environment of the future commonly referred to as the "electronic information superhighway".

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

INVESTMENTS AND INVESTMENT POLICY

     The Company derives a substantial portion of its total revenues from investment income. Invested assets are held primarily through Liberty Life and the pre-need companies, although the parent company and its real estate subsidiaries hold $70.7 million (52%) of the $135.5 million of the consolidated investment real estate portfolio at December 31, 1994. The Company's investment advisory subsidiary manages securities and non-real estate related assets for the Company and its subsidiaries, while the Company's property development and management subsidiary manages all investment real estate assets and the mortgage loan portfolio for the Company and its subsidiaries.

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

     FIXED MATURITY SECURITIES. As of December 31, 1994, fixed maturity securities comprised approximately 68% ($1.2 billion) of the Company's invested assets and had a weighted average credit rating of AA. As of December 31, 1994, approximately 54% of the Company's fixed maturity portfolio was comprised of mortgage-backed securities. Certain mortgage-backed securities are subject to significant prepayment risk or extension risk due to changes in interest rates. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rates to take advantage of the lower current rates. The Company's emphasis on call protection as part of its investment strategy makes its portfolio less vulnerable to prepayments which reduce portfolio yield during low interest rate environments. The Company's emphasis on well-structured mortgage securities makes the portfolio less vulnerable to maturity extension risk which occurs as prepayments slow during a rising rate environment. Prepayment activity slowed dramatically during 1994 due to the sharp increase in interest rates. In contrast to a year ago when reinvestment rates were significantly below portfolio yields, current purchase yields are approaching existing portfolio yields. As a result, the downward pressure on investment income is expected to stabilize.

     MORTGAGES. As of December 31, 1994, mortgage loans comprised 12% ($203.4 million) of the Company's invested assets. Mortgage loans on real estate are carried at amortized cost which include valuation adjustments for impaired value where appropriate. As of December 31, 1994, 2.81% of the Company's mortgage loan portfolio was more than 60 days delinquent, compared to the industry average of 3.38% at December 31, 1994 (as reported in the American Council of Life Insurance's "Investment Bulletin" dated March 9, 1995). It is the Company's policy to stop accruing mortgage loan interest income for financial statement purposes once a loan is more than 90 days past due. At that time the accrued interest on the loan is deducted from income.

     REAL ESTATE. As of December 31, 1994, 8% ($135.5 million) of the Company's invested assets were real estate. Liberty Life holds 47% ($64.5 million) of the real estate portfolio and the remainder is held by the parent company and its real estate subsidiary. During 1994, the Company purchased approximately $43 million of real estate assets from SCANA Development Corporation. The Company's real estate assets are comprised primarily of residential land development, business parks, business property rentals and shopping centers. Residential land development is partially developed and undeveloped properties zoned residential that are sold to home builders. Business parks are partially developed and undeveloped properties zoned for business use that are primarily sold to various industrial, manufacturing, and office users. The Company records gains (losses) on the sale of residential land development and business parks as investment income. Business property rentals and shopping centers are leased to commercial and rental tenants, respectively, and gains (losses) from sales of such properties are recorded as realized investment gains (losses). The Company's real estate investment properties are carried at cost less accumulated depreciation and valuation adjustments for impaired value where appropriate.

     The Company's methodology for determining permanent impairment of a property begins with an annual review of estimated value for each property in the portfolio. This process uses projected cash flows to value partially developed land for resale, a combination of comparable tract sales and projected cash flows to value undeveloped land and capitalization rates are applied to net operating cash flow for developed properties. As of December 31, 1994, the Company does not believe that the values of these properties have been impaired from their carrying values.

EXECUTIVE OFFICERS

     The following is a list of the Executive Officers of the Registrant indicating their age and certain biographical data.

FRANCIS M. HIPP, Age 84 (1)
   Chairman of the Board of Liberty since 1967

W. HAYNE HIPP, Age 55 (1)

   Chairman of the Board of Liberty Life from January 1, 1979 - February 9,
     1988; September 18, 1989 - present
   Chairman of the Board of Cosmos - May 1, 1989 - February 18, 1992 President and Chief Executive Officer of Liberty since September, 1981

MARTHA G. WILLIAMS, Age 52

   Vice President, General Counsel & Secretary of Liberty since January, 1982 Vice President, General Counsel & Secretary of Liberty Life since January,
    1982
   Secretary and Counsel of Cosmos since February 11, 1982

H. RAY EANES, Age 54

   Senior Vice President of Finance and Treasurer of Liberty since May 20, 1994 Prior to joining Liberty was Vice Chairman - Finance and Administration of
    Ernst & Young LLP

W. KENNETH HUNT, III, Age 41

   President of Liberty Life Insurance Company since December, 1994
   President of Pierce National Life Insurance Company from September, 1993 to December, 1994 President of Liberty Insurance Services Corporation from
    August, 1991 to September, 1993
   Chief Financial Officer of Liberty Life Insurance Company from February,
    1987 to August, 1991

JENNIE M. JOHNSON, Age 48

   Vice President, Planning, of Liberty since February 1, 1986

JAMES M. KEELOR, Age 52

   President of Cosmos since February 18, 1992
   Vice President, Operations, of Cosmos from December, 1989 to February 18,
    1992
   Vice President & General Manager of WDSU-TV from January, 1987 to
    December, 1989

M. PORTER B. ROSE, Age 53

   President, Liberty Investment Group, Inc. since March 24, 1992
   Chairman, Liberty Capital Advisors, Inc. since January 1, 1987
   Chairman, Liberty Properties Group, Inc. since January 1, 1987

JOHN P. SMITH, Age 42

   Controller of Liberty since September 15, 1994
   Previously Vice President/Finance of Liberty Life Insurance Company


(1)  W. Hayne Hipp is the son of Francis M. Hipp.

OTHER BUSINESS

     In addition to the operating subsidiaries, the Company has other minor organizations. These include the Company's administrative staff, an investment advisory company, a property development & management company and transportation operations. There are approximately 123 full-time employees in these areas.

RESEARCH ACTIVITIES

     The Company and its subsidiaries do not have a formal program of research on new or improved products. As a part of its operation, each company continues to seek improved methods and products. No material amounts were spent in this area during 1994.

INDUSTRY SEGMENT DATA

     Information concerning the Company's industry segments is contained in Selected Financial Data on page 43 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 94 of this report and is incorporated in this Item 1 by reference.

ITEM 2.  PROPERTIES

     MAIN OFFICES. The main office of the Company, Liberty Life and Cosmos is located on a 30-acre tract in Greenville, SC and consists of three buildings totaling approximately 360,000 square feet plus parking. The main office facilities are owned by the Company and Liberty Life, a wholly owned subsidiary of the Company. The Company also owns the main office of Brookings International Life, (approximately 6,000 square feet plus parking), in Brookings, SD and the home office of American Funeral (approximately 40,000 square feet plus parking), in Amory, MS. Liberty Life leases branch office space in various cities. Leases are normally made for terms of one to ten years.

     Cosmos owns its television broadcast studios, office buildings and transmitter sites in Columbia, SC; Montgomery, AL; Toledo, OH; Louisville, KY; Evansville, IN; Jonesboro, AR; Lake Charles, LA; and Biloxi, Mississippi.

     The following properties are owned by the Company or a wholly owned subsidiary.

INDUSTRIAL PROPERTY

            Name                                   Description/Size                          Location
            ----                                   ----------------                          --------
Liberty Life
   Woodland Corporate Center                 133 acres, developed                         Tampa, FL
   Northpoint                                323 acres, developed                         Columbia, SC
   SouthChase                                200 acres, developed                         Greenville, SC
   The Exchange                              2 acres, developed                           Greenville, SC
   Ridgeview Center                          9 acres, developed                           Spartanburg, SC
   Exec Park Faber Place                     44 acres, developed                          Charleston, SC
   Pepperdam Industrial Park                 25 acres, developed                          Charleston, SC
   Overlook Industrial Park                  187 acres, developed                         Lexington, SC
   Harbison                                  16 acres, developed                          Richland Co., SC

LPC of SC, Inc.
   Woodfield                                 261 acres, being developed                   Fountain Inn, SC

OFFICE & OTHER BUILDINGS

Name                                         Description/Size                             Location
----                                         ----------------                             --------
LIBCO of Florida, Inc.
   Woodland Business Center I                 88,800 sq. ft. on 8 acres                   Tampa, FL
   Woodland Business Center II                45,351 sq. ft. on 3.5 acres                 Tampa, FL
   Woodland Business Center II F              40,000 sq. ft on 5.8 acres, under           Tampa, FL
                                               construction

Liberty Life
   Lindsay Parking                            7,534 sq. ft. leased                        Greensboro, NC
   Print Shop                                 10,749 sq. ft., unoccupied                  Greensboro, NC
   Leased to B.F. Goodrich Co.                11,630 sq. ft. leased                       Greensboro, NC
   Dixie Sales Co.                            19,699 sq. ft. unoccupied                   Greensboro, NC
   Woodcreek House                            Single-family residential                   Lexington Co., SC
   Cox House                                  Single family residential                   Baton Rouge, LA

LPC of SC, Inc.
   Leased to Alcoa
     Fujikura, Ltd.                          222,670 sq. ft. on 22 acres                  Duncan, SC
   Leased to Perrigo Co.                     72,000 sq. ft. on  9 acres                   Greenville, SC
   Lot 44 Phase III Hampton's                Single-family residence                      Columbia, SC
     Grant
   Twin Lakes                                40,000 sq. ft. on 5.5 acres                  Charlotte, NC
   One Harbison Way                          43,708 sq. ft on 6.57 acres                  Columbia, SC
   3820 Faber Place                          39,543 sq. ft                                Charleston, SC
   Fortune                                   33,582 sq. ft. on 3.04 acres                 Charleston, SC

LPG Development Corp.
   Spec II @ Northpoint                      102,000 sq. ft. on 10.52 acres, to be        Columbia, SC
                                             constructed

SouthChase Development Corp.
   Leased to Stone Safety                    104,200 sq. ft. on 11 acres                  Greenville, SC
   Spec IV @ SouthChase                      49,500 sq. ft. on 8 acres                    Greenville, SC
   Spec V @ SouthChase                       102,400 sq. ft. on 12.3 acres                Greenville, SC

Pan Western
   Oak Creek  #1                             25,000 sq. ft. on 2.2 acres                  Franklin Co., OH
   North High Street                         11,242 sq. ft. on 0.26 acres                 Franklin Co., OH
   Grove City, OH                            4,200 sq. ft. on 0.39 acres                  Franklin Co., OH

The Liberty Corporation
   Downtown Property                         72,698 sq. ft., 3 Bldg. Office               Baton Rouge, LA
   Parking Lot                               36 space parking lot                         Baton Rouge, LA
   Tiger Bend Road                           8,700 sq. ft. office building                Baton Rouge, LA
   10926 Old Hammond #33                     Single - family residence                    Baton Rouge, LA
   10926 Old Hammond #22                     Single - family residence                    Baton Rouge, LA
   7141 Vice President                       Single - family residence                    Baton Rouge, LA
   7212 President Drive                      Single - family residence                    Baton Rouge, LA

RESIDENTIAL LAND

           Name                                   Description/Size                          Location
           ----                                   ----------------                          --------
Liberty Life
   Prestwick                                 108 acre, first home                         Fulton County, GA
   Carlos Tract                              444 acre, first home                         Gwinnett County, GA
   Jamesford Meadows                         194 acre, first home                         Greensboro, NC
   Hampton's Grant                           106 acre, first home                         Columbia, SC
   Cedar Grove                               56 acre, first home                          Lexington County, SC
   Rose Creek                                97 acre, first home                          Richland County, SC
   Liberty Downs                             133 acre, first home                         Williamson Cty., TN
   Carisbrook                                76 acre, first home                          Greenville, SC
   Kennedy Tract                             133 acre, first home                         Gwinnett County, GA
   Wando Tract                               385 acre, first home                         Charleston Co., SC
   Legion Lakes                              234 acre, first home                         Richland County, SC
   Briarcliffe Estates                       110 acre, first home                         Richland County, SC
   Waterbury                                 5 acre, first home                           Richland County, SC
   Ridgecreek                                77 acre, first home                          Richland County, SC
   Woodcreek                                 146 acre, first home                         Lexington County, SC
   Corley Woods                              65 acre, first home                          Lexington County, SC
   Night Harbor                              105 acre, first home                         Lexington County, SC
   Bent Creek Plantation                     30 acre, first home                          Lexington County, SC
   Moss Creek                                79 acre, first home                          Lexington County, SC
   Whitehill Creek                           146 acre, first home                         Dorchester Co., SC

LPC of SC, Inc.
   Devonhall                                 71 acre, first home                          Fulton County, GA
   Preston                                   32 acre, first home                          Burlington, NC
   Ashford                                   305 acre, first home                         Columbia, SC
   Adam's Run                                70 acre, first home                          Greenville, SC
   Neely Farm                                110 acre, first home                         Greenville, SC
   Deerspring at Neely Farm                  88 acre, first home                          Greenville, SC
   Laurel Brook at Neely Farm                69 acre, first home                          Greenville, SC
   Miramont                                  69 acre, first home                          Gwinnett County., GA
   Evonvale @ Storza                         117 acre, first home                         Forsyth County., GA
   Planter's Row                             180 acre, first home                         Greenville, SC
   Hawthorne Ridge at Neely Farm             67 acre, first home                          Greenville, SC
   Berkshire Park                            65 acre, first home                          Greenville, SC
   Montgrove @ Storza                        134 acre, first home                         Forsyth County, GA

Pan Western
   Grenada Project                           6 acres, partially developed                 Grenada City, MS

Brookings International Life
   Pheasant's Nest                           104.4 acres, being developed                 Brookings, SD

     SHOPPING CENTERS

           Name                                   Description/Size                          Location
           ----                                   ----------------                          --------
LIBCO of Florida, Inc.
   Village Market Place                      54,417 sq. ft. on  7 acres                   Orange City, FL

LPC of SC, Inc.
   Rushmore Place                            13,585 sq. ft. on  1 acres                   Greenville, SC
   Shops @ O'Neil Court                      57, 824 sq. ft. on 7.92 acres                Columbia, SC
   Murraywood Center                         35,774 sq. ft. on 4.092 acres                Columbia, SC
   Shop of Mt. Pleasant                      29,280 sq. ft. on 2.888 acres                Mt. Pleasant, SC
   North Rivers Shops                        32,388 sq. ft. on 2.037 acres                Charleston, SC
   Market Place                              58,259 sq. ft. on 8.104 acres                Aiken, SC
   Crossroads Center                         89,122 sq. ft. on 12.779 acres               Florence, SC

Liberty Life
   Peter's Creek Bilo                        42,680 sq. ft. on 5.05 acres, under          Winston-Salem, NC
                                             construction

     TIMBER TRACTS

           Name                                   Description/Size                          Location
           ----                                   ----------------                          --------
Liberty Life
  Wolf Mtn/Fox Hill                           15 acres undeveloped land                   Cashiers, NC


     UNDEVELOPED LAND

           Name                                   Description/Size                          Location
           ----                                   ----------------                          --------
Liberty Life
  Boyle                                       19 acres, undeveloped land                  Columbia, SC
  Pamplico                                    9 acres, undeveloped land                   Florence, SC
  Santee                                      14 acres, undeveloped land                  Santee, SC
  Old Cherokee                                50 acres, undeveloped land                  Lexington, SC
  Perkins Road                                5 acres, commercial land                    Baton Rouge, LA

LPC of SC, Inc.
  Haltiwanger                                 94 acres                                    Columbia, SC
  Scuffletown Road                            18 acres, adjacent to Adam's Run            Greenville, SC

Pan Western
  Oak Creek #2                                2 acres                                     Franklin County, OH
  S. High Street                              7.8 acres                                   Franklin County, OH

            Park Avenue Associates, Inc., a wholly owned subsidiary of Liberty Life, has a 60% interest as General Partner of Tanyard Creek Partnership. The partnership owns a 49,500 square foot office building. Commerce Center of Greenville, Inc., a wholly owned subsidiary of Liberty Properties Group, Inc., has a 50% interest as Limited Partner of Park Place Partnership. This partnership owns a 50, 251 square foot office building.

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

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

                 None

                                    PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY STOCKHOLDER MATTERS

                 Information concerning the market for the Company's
                 Common Stock and related stockholder matters is contained on the inside back cover of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 93 of this report and is incorporated in this Item 5 by reference.

     ITEM 6.     SELECTED FINANCIAL DATA

                 Selected Financial Data for the Company is contained on page 43 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 94 of this report and is incorporated in this Item 6 by reference.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 Management's Discussion and Analysis of Financial
                 Condition and Results of Operations is contained on pages 9-13, 16-18 and 21 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 95 - 102 of this report and is incorporated in this Item 7 by reference.

   ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                 The Company's Consolidated Financial Statements and
                 Report of Independent Auditors are contained on pages 8, 14, 15, 20, 22-41 and 43 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 103 - 126 of this report and are incorporated in this Item 8 by reference.

   ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None

                                    PART III

   ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 Information concerning Directors of the Company is contained in The Liberty Corporation Proxy Statement for the May 2, 1995 Annual Meeting of Shareholders and is incorporated in this Item 10 by reference.

                 Information concerning Executive Officers of the Company is submitted in a separate section of this report in
                 Part I, Item 1 on page 13 and is incorporated in this Item 10 by reference.

   ITEM 11.      EXECUTIVE COMPENSATION

                 Information concerning Executive Compensation and transactions is contained in The Liberty Corporation Proxy Statement for the May 2, 1995 Annual Meeting of Shareholders and is incorporated in this Item 11 by reference.

   ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 Information concerning Security Ownership of Certain Beneficial Owners and Management is contained in The Liberty Corporation Proxy Statement for the May 2, 1995 Annual Meeting of Shareholders and is incorporated in this Item 12 by reference.

   ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 Information concerning Certain Relationships and
                 Related Transactions is contained in The Liberty Corporation Proxy Statement for the May 2, 1995 Annual Meeting of Shareholders and is incorporated in this Item 13 by reference.

                                    PART IV

   ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (A)(1) AND (2).   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                     SCHEDULES

                 The following consolidated financial statements of The Liberty Corporation and Subsidiaries are included in the Company's Annual Report to Shareholders for the year ended December 31, 1994, filed as Exhibit 13 to this report and incorporated in Item 8 by reference:

                     Consolidated Balance Sheets - December 31, 1994 and 1993

                     Consolidated Statements of Income - For Each of the Three
                       Years Ended December 31, 1994

                     Consolidated Statements of Cash Flows - For Each of the
                       Three Years Ended December 31, 1994

                     Consolidated Statements of Shareholders' Equity - For Each
                       of the Three Years Ended December 31, 1994

                     Notes to Consolidated Financial Statements - December 31,
                       1994

                     Report of Independent Auditors

                 The following consolidated financial statement schedules of The Liberty Corporation and Subsidiaries are included in Item 14(d):

                     I  -    Summary of Investments
                     II -    Condensed Financial Statements of The Liberty
                             Corporation (Parent Company)
                     III -   Supplementary Insurance Information
                     IV  -   Reinsurance
                     V   -   Valuation and Qualifying Accounts and Reserves

                 All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission, but which are excluded from this report, are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (A)(3).     LIST OF EXHIBITS
     -------     ----------------

              2. Agreement and Plan of Merger by and among The Liberty Corporation, State National Capital Corporation, and certain shareholders of State National Capital Corporation.

              3.1 Restated Articles of Incorporation, as amended through March 15, 1995.

              3.2 Bylaws, as amended (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference).

              4.1 See Articles 4, 5, 7 and 9 of the Company's Restated Articles of Incorporation (filed as Exhibit 3.1) and Articles I, II and VI of the Company's Bylaws (filed as
                     Exhibit 3.2).

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

              4.3    See Credit Agreement dated September 28, 1993 (filed as
                     Exhibit 10 to the Registrant's Annual Report on Form 10K for the year ended December 31, 1993 and incorporated herein by reference).

              10.    See Credit Agreement dated September 28, 1993 (filed as
                     Exhibit 4.3).

              11. The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation

              13. Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1994:

                         Market for the Registrant's Common Stock and Related
                           Security Stockholder Matters Selected Financial Data

                         Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

                         Financial Statements and Supplementary Information:
                           Consolidated Balance Sheets - December 31, 1994 and 1993
                           Consolidated Statements of Income - For the three years ended December 31, 1994
                           Consolidated Statements of Cash Flows - For the three years ended December 31, 1994
                           Consolidated Statements of Shareholders' Equity - For the three years ended December 31, 1994
                         Notes to Consolidated Financial Statements - December
                           31, 1994
                         Report of Independent Auditors

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

                     E. Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's 10-K filed for the year ended December 31, 1994

               27.   Financial Data Schedule (Electronic Filing Only)

               99.   Additional Exhibits

                     A. Annual Statement on Form 11-K for The Liberty
                        Corporation and Related Adopting Employers' 401(k) Thrift Plan for the year ended December 31, 1994

(B).           REPORTS ON FORM 8-K FILED IN 1994

               None

(C).           EXHIBITS FILED WITH THIS REPORT

               2. Agreement and Plan of Merger by and among The Liberty Corporation, State National Capital Corporation, and certain shareholders of State National Capital Corporation.

               3.1 Amendment to Articles of Incorporation, as amended through March 15, 1995.

               11. The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation

               13. Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1994:
                        Market for the Registrant's Common Stock and Related
                          Security Stockholder Matters
                        Selected Financial Data
                        Management's Discussion and Analysis of Financial
                          Condition and Results of Operations
                        Financial Statements and Supplementary Information:
                          Consolidated Balance Sheets - December 31, 1994 and
                          1993
                          Consolidated Statements of Income - For the three years ended December 31, 1994
                          Consolidated Statements of Cash Flows - For the three years ended December 31, 1994 Consolidated Statements of Shareholders' Equity - For the three years ended December 31, 1994
                        Notes to Consolidated Financial Statements - December
                          31, 1994
                        Report of Independent Auditors

               21.   The Liberty Corporation and Subsidiaries, List of
                     Subsidiaries

               23.   Consent of Independent Auditors

               24. Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's 10-K filed for the year ended December 31, 1994.

               27.   Financial Data Schedule (Electronic Filing Only)

               99.   Additional Exhibits

                     A. Annual Statement on Form 11-K for The Liberty
                         Corporation and Related Adopting Employers' 401(k) Thrift Plan for the year ended December 31, 1994

(D).           CONSOLIDATED FINANCIAL STATEMENT SCHEDULES FILED WITH THIS
               REPORT
               I   -   Summary of Investments - December 31, 1994
               II  -   Condensed Financial Statements of The Liberty
                       Corporation (Parent Company) December 31, 1994 and 1993
               III -   Supplementary Insurance Information - For the Three
                       Years Ended December 31, 1994
               IV  -   Reinsurance - For the Three Years Ended December 31, 1994
               V   -   Valuation and Qualifying Accounts and Reserves - For the
                       Three Years Ended December 31, 1994

                                                                      Schedule I

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                               DECEMBER 31, 1994
                                  (In 000's)

                                                                                        Amount at
                                                                                          Which
                                                                                        Shown on
                                                                                         Balance
                       Type of Investment                    Cost         Value           Sheet
------------------------------------------------------------------------------------------------
Fixed maturity securities, available for
  sale Bonds:
    United States Government and government agencies and
       authorities                                         $  351,303   $  327,413   $  327,413
    States, municipalities, and political subdivisions         45,514       42,436       42,436
    Foreign governments                                        23,543       20,628       20,628
    Public utilities                                           87,601       82,104       82,104
    Convertibles and bonds with warrants attached                 598          601          601
    All other corporate bonds                                 385,145      359,455      359,455
  Redeemable preferred stocks                                  53,818       50,392       50,392
                                                           ------------------------------------
  Total                                                       947,522   $  883,029      883,029
                                                           ------------------------------------
Equity securities, available for sale
  Common stocks:
     Public utilities                                           3,876   $    4,097        4,097
     Banks, trusts and insurance companies                      5,539        7,470        7,470
     Industrial, miscellaneous, and all other                  24,554       25,106       25,106
  Nonredeemble preferred stocks                                44,147       41,535       41,535
                                                           ------------------------------------
  Total                                                        78,116   $   78,208       78,208
                                                           ------------------------------------
Fixed maturity securities, held to maturity
  Bonds:
    United States Government and government agencies and
       authorities                                            185,016   $  187,743      185,016
     Foreign governments                                          454          558          454
     Public utilities                                          70,076       80,003       70,076
     All other corporate bonds                                 43,572       42,825       43,572
                                                           ------------------------------------
  Total                                                       299,118   $  311,129      299,118
                                                           ------------------------------------
Mortgage loans on real estate                                 203,381                   203,381
Investment real estate                                        135,545                   135,545
Policy loans                                                   96,160                    96,160
Other long-term investments                                    31,624                    31,624
Short-term investments                                          7,264                     7,264
                                                           ----------                ----------
Total investments                                          $1,798,730                $1,734,329
                                                           ==========                ==========

                                                                     Schedule II

                    THE LIBERTY CORPORATION (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1994 and 1993
                         (In $000's, except share data)

                     ASSETS                                                     1994         1993
                                                                             -----------------------
Cash                                                                         $   6,835    $   1,069
Investment securities                                                              661            2
Short term investments                                                           3,409         --
Loans, notes and other receivables                                               8,744        8,841
Investment properties, at cost less accumulated depreciation of
    $7,659 in 1994 and $5,383 in 1993                                           70,723       50,990
Other long-term investments                                                      2,558        1,409
Buildings and equipment, at cost less accumulated depreciation of
    $8,766 in 1994 and $9,226 in 1993                                           19,951       19,896
Investment in affiliated companies*                                            515,476      474,942
Intercompany debt and advances*                                                 29,348       19,922
Income taxes recoverable                                                         8,620        4,752
Deferred income tax benefits                                                     2,305        4,818
Other assets                                                                     8,615        3,281
                                                                             ----------------------
                                                                             $ 677,245    $ 589,922
                                                                             ======================
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities

  Notes, mortgages and other debt                                            $ 222,392    $ 147,843
  Accounts payable and accrued expenses                                          8,481        6,269
  Other liabilities                                                              3,459          560
                                                                             ----------------------
      Total liabilities                                                        234,332      154,672

Redeemable Preferred Stock
  1994-A Series, $35.00 redemption value, 668,207
     shares issued and outstanding                                              23,387         --
  1994-B Series, $37.50 redemption value, 598,101
     shares issued and outstanding                                              22,429         --
Shareholders' equity
  Common stock
    Authorized - 50,000,000 shares, no par value
        Issued and Outstanding - 19,841,470 in 1994 and 19,497,515 in 1993     152,956      143,939
  Unearned stock compensation                                                   (5,319)      (4,475)
  Unrealized appreciation (depreciation) of subsidiaries fixed maturity
      securities available for sale and equity securities                      (53,109)       5,177
  Cumulative foreign currency translation adjustment                            (1,491)      (1,529)
  Retained earnings                                                            304,060      292,138
                                                                             ----------------------
      Total shareholders' equity                                               397,097      435,250
                                                                             ----------------------
                                                                             $ 677,245    $ 589,922
                                                                             ======================

 *Eliminated in consolidation.
  See notes to condensed financial statements.

                                                                     SCHEDULE II

                    THE LIBERTY CORPORATION (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                  (In $000's)

                                                                1994          1993           1992
                                                              --------------------------------------
REVENUES

  Dividends from subsidiaries*                                $ 39,973       $ 31,209       $ 43,911
  Outside interest                                                 553             59             45
  Intercompany interest*                                         7,068          6,933          6,736
  Other                                                         25,927         25,723         21,506
                                                              --------------------------------------
     Total Revenues                                             73,521         63,924         72,198

EXPENSES

  Salaries and wages                                             9,010          7,530          7,249
  Outside interest                                              10,475          9,360         15,652
  Intercompany interest*                                         3,145          3,642          3,671
  Taxes and licenses                                             1,206            821            889
  Depreciation and amortization                                  3,068          2,260          2,950
  Other                                                         22,051         23,682         14,006
                                                              --------------------------------------
     Total Expenses                                             48,955         47,295         44,417

Income before income taxes, cumulative effect of accounting     24,566         16,629         27,781
  changes and undistributed earnings of subsidiaries
Income tax benefits                                             (5,880)        (4,859)        (5,537)
                                                              --------------------------------------
Income before cumulative effect

Income before cumulative effect of accounting changes and
  undistributed earnings of subsidiaries                        30,446         21,488         33,318

Cumulative effect of accounting
  changes                                                         --             (155)          --
                                                              --------------------------------------
                                                                30,446         21,333         33,318
Earnings of subsidiaries
  net of dividends paid to parent*                              (4,371)        16,202          4,160
                                                              --------------------------------------
    NET INCOME                                                $ 26,075**     $ 37,535**     $ 37,478**
                                                              ======================================

*Eliminated in consolidation.

**Differs from consolidated net income by $103, $1,612 and $3,407 in 1994, 1993 and 1992, respectively, due to gains recognized on a consolidated basis previously recognized by subsidiaries on intercompany transactions. Gains were deferred on a consolidated basis until completion of the earnings process.

See notes to condensed financial statements.

                                                                     Schedule II
                    THE LIBERTY CORPORATION (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                  (In $000's)

                                                          1994             1993           1992
                                                    ---------------------------------------------
OPERATING ACTIVITIES
Net income                                          $     26,075    $     37,535    $     37,478
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                            3,068           2,260           2,950
  Provision for deferred income taxes                      2,754          (2,834)          1,663
  Earnings from subsidiary operations, net of
    dividends paid to parent                               4,371         (16,202)         (4,160)
  (Gain) Loss on disposal of assets                       (2,989)          2,299          (1,373)
  Change in operating assets and liabilities:
    (Increase) in intercompany debt and advances*         (9,426)         (1,266)         (1,455)
    Increase (Decrease)in accounts payable and
      accrued expenses                                     2,212            (970)          1,469
    Decrease (Increase) in other assets                   (5,334)         (1,188)          1,754
    Increase (Decrease) in other liabilities, and
      accrued income taxes                                  (969)          3,075           2,918
  Other                                                   (2,385)            856          (4,345)
                                                    --------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 17,377          23,565          36,899

INVESTING ACTIVITIES
Additional investment in subsidiaries*                    (1,907)         (6,500)         (7,000)
Reduction in investment in subsidiaries*                  10,000          10,000           5,952
Notes receivable repayments (made)                           (97)         (7,907)            233
Purchase of investment properties                        (33,198)        (19,055)         (5,753)
Sale of investment properties                             15,125          23,080          26,622
Net cash paid on purchase of insurance business          (65,212)           --           (66,434)
Other                                                       --               (48)           --
                                                    --------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                    (75,289)           (430)        (46,380)

FINANCING ACTIVITIES
Proceeds from borrowings                               2,537,169       2,192,635       1,699,000
Principal payments on debt                            (2,462,620)     (2,219,351)     (1,748,869)
Dividends paid                                           (14,358)        (13,108)         (7,892)
Stock issued for employee benefit and performance
  incentive compensation programs                          3,487           7,181           4,153
Common stock offering                                       --             8,544          64,274
                                                    --------------------------------------------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES          63,678         (24,099)         10,666
                                                    ------------    ------------    ------------

INCREASE (DECREASE) IN CASH                                5,766            (964)          1,185
Cash at beginning of year                                  1,069           2,033             848
                                                    --------------------------------------------
CASH AT END OF YEAR                                 $      6,835    $      1,069    $      2,033
                                                    ============================================

*Eliminated in consolidation.
See notes to condensed financial statements.

                                                                     Schedule II
                    THE LIBERTY CORPORATION (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994

1.       NOTES, MORTGAGES AND OTHER DEBT

         The general debt obligations at December 31, 1994, are as follows:

                                                                        Average
                                                                       Interest
         (In 000's)                                                     Rate %           Amount
         ----------                                                    --------         --------
         Notes due to banks                                               6.5           $220,500
         Mortgage loans on investment property                            8.0              1,820
         Other                                                            2.9                 72
                                                                                        --------
                                                                                        $222,392
                                                                                        ========

                 On March 21, 1995, the Parent Company completed the restructuring of its $325,000,000 revolving credit facility into a new $375,000,000, multi-tranche credit facility which will mature on various dates beginning in March 1998. This facility will be used to refinance indebtedness under the $325,000,000 facility, as well as to provide funds to meet working capital requirements and finance acquisitions. Note 5 of The Liberty Corporation and Subsidiaries Consolidated Financial Statements provides additional information as to this agreement. The maturities of the general debt obligations at December 31, 1994 are as follows:

                                 (In 000's)                    Amount
                                 ----------                   --------
                                  1995                        $ 19,765
                                  1996                             379
                                  1997                          15,124
                                  1998                         122,124
                                  1999                          20,000
                                  Thereafter                    45,000
                                                              --------
                                                              $222,392
                                                              ========

2.       COMMITMENTS AND CONTINGENT LIABILITIES

                 The Parent Company has guaranteed $554,000 of debt incurred by a subsidiary and $3,000,000 of debt for an unaffiliated marketing company. In addition, the Company had various guarantees to regulatory agencies concerning maintenance of minimum levels of capital in certain regulated subsidiaries. The Company does not anticipate any material adverse impact on its financial position as a result of these guarantees.

3.       RETAINED EARNINGS

                 As of December 31, 1994 and 1993, retained earnings of $304,060,000 and $292,138,000 respectively, in The Liberty Corporation (Parent Company) financial statements differs from The Liberty Corporation and Subsidiaries consolidated financial statements. The difference of $1,508,000 and $1,405,000 at December 31, 1994 and 1993,
         respectively, relates to the capitalization of interest on a consolidated basis and the elimination of gains on intercompany transactions.

                                                                    Schedule III
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                  (In $000's)

                                                                         Future Policy                         Other Policy
                                  Deferred Policy                           Benefits,                            Claims &
                                    Acquisition     Cost of Business     Losses, Claims        Unearned          Benefits
            Segment                    Costs            Acquired       and Loss Expenses       Premiums          Payable
----------------------------------------------------------------------------------------------------------------------------
December 31, 1994
-----------------
Life/Health Insurance                $260,479        $98,056               $1,727,799         $4,535             $51,969

December 31, 1993
-----------------
Life/Health Insurance                $231,873        $56,762               $1,342,369         $3,135             $43,672

December 31, 1992
-----------------
Life/Health Insurance                $211,945        $63,930               $1,265,410         $5,645             $40,210

                                                                                Amortization
                                                                                of Deferred
                                                              Benefits          Acquisition                      Accident &
                                               Net         Claims, Losses         Costs and          Other         Health
                              Premium      Investment       & Settlement      Cost of Business     Operating       Premiums
         Segment              Revenue        Income           Benefits            Acquired         Expenses        Written
---------------------------------------------------------------------------------------------------------------------------
1994
----
Life/Health Insurance       $ 315,789     $  129,925        $226,425            $ 45,035            $136,401       $ 29,472

1993
----
Life/Health Insurance       $ 250,922     $  106,864        $159,452            $ 39,402            $112,025       $ 42,151

1992
----
Life/Health Insurance       $ 209,133     $   90,120        $126,182            $ 29,581            $ 94,200       $ 45,250

                                                                     Schedule IV
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                                  REINSURANCE
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                  (In $000's)

                                                                                    Amount                        Percentage of
                                                                  Ceded to          Assumed                          Amount
                                              Gross                 Other            From             Net          Assumed to
                                             Amount(1)            Companies        Companies        Amount            Net
                                           ------------------------------------------------------------------------------------
Year ended December 31, 1994

Life insurance in force                    $21,600,665           $ 4,751,940     $    15,391      $16,864,116          0.1%
                                           ==================================================================
Insurance premiums and policy charges:
  Life, annuity and other considerations   $   311,551           $    26,365     $       222      $   285,408           .1%
  Accident and health                           32,568                 3,693           1,506           30,381          4.9%
                                           ------------------------------------------------------------------
    TOTAL                                  $   344,119           $    30,058     $     1,728      $   315,789
                                           ==================================================================
Year ended December 31, 1993

Life insurance in force                    $20,202,101           $ 4,788,883     $    20,431      $15,433,649          0.1%

Insurance premiums and policy charges:
  Life, annuity and other considerations   $   233,263           $    26,075     $       208      $   207,396          0.1%
  Accident and health                           45,191                 3,546           1,881           43,526          4.3%
                                           ------------------------------------------------------------------
    TOTAL                                  $   278,454           $    29,621     $     2,089      $   250,922
                                           ==================================================================
Year ended December 31, 1992

Life insurance in force                    $20,458,434           $ 4,915,995     $    28,417      $15,570,856          0.2%
                                           ==================================================================
Insurance premiums and policy charges:
  Life, annuity and other considerations   $   194,311           $    28,279     $       150      $   166,182          0.1%
  Accident and health                           43,292                 3,017           2,676           42,951          6.2%
                                           ------------------------------------------------------------------
    TOTAL                                  $   237,603           $    31,296     $     2,826      $   209,133
                                           ==================================================================

                                                                      Schedule V
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                   (In 000's)


                                                                            Additions
                                                                   --------------------------
                                                  Balance at       Charged to      Charged to                         Balance at
                                                  Beginning         Costs and        Other                               End
Deducted From Asset Accounts                       of Period       Expenses         Accounts       Deductions         of Period
----------------------------                      ----------       -----------     ----------      ----------         ----------
Year Ended December 31, 1994


 Accounts receivable -

                                                                                                          28(b)

    reserve for bad debts                        $    1,027     $        408     $     341        $      255(a)  $    1,493
                                                 ----------     ------------     ---------        ----------     ----------
  Notes and other loans receivable -
    discounts                                    $       ---    $      ---       $    ---         $  ---         $       ---
                                                 -----------    ------------     ----------       ----------     -----------

  Investment properties -

    valuation reserves                           $       ---    $      ---       $    ---         $  ---         $       ---
                                                 -----------    ------------     ----------       ----------     -----------


Year Ended December 31, 1993

  Accounts receivable -
                                                                                                           5(b)

    reserve for bad debts                        $      921     $      1,004     $    ---         $      893(a)  $     1,027
                                                 ----------     ------------     ----------       ----------     -----------
  Notes and other loans receivable -
    discounts                                    $       ---    $      ---       $    ---         $      ---     $        ---
                                                 -----------    ------------     ----------       ----------     ------------
  Investment properties -

    valuation reserves                           $       ---    $      ---       $    ---         $    ---       $        ---
                                                 -----------    ------------     ----------       ----------     ------------


Year Ended December 31, 1992

  Accounts receivable -

    reserve for bad debts                        $      556     $        353     $      315       $      303(a)  $       921
                                                 ----------     ------------     ----------       ----------     -----------
  Notes and other loans receivable -
    discounts                                    $       ---    $      ---       $     ---        $       ---    $        ---
                                                 -----------    ------------     -----------      -----------    ------------
  Investment properties -

    valuation reserves                           $       ---    $      ---       $     ---        $       ---    $        ---
                                                 -----------    ------------     -----------      -----------    ------------

Notes:

  (a) Uncollectible accounts written off, net of recoveries.
  (b) Reversal of reserves no longer required.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, as of the 28th day of March, 1995

THE LIBERTY CORPORATION                          By: /s/ Hayne Hipp
-----------------------                          -------------------
         Registrant                              Hayne Hipp
                                                 President and Chief
                                                 Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 28th day of March, 1995.

    By:  /s/ John P. Smith                                      By: /s/ William S. Lee
       --------------------------------                            --------------------------
         John P. Smith                                              William S. Lee
         Corporate Controller                                       Director

    By:  /s/ H. Ray Eanes                                       By: /s/ James G. Lindley
       --------------------------------                            --------------------------
         H. Ray Eanes                                               James G. Lindley
         Sr. Vice President Finance & Treasurer                     Director

   By:   /s/ Rufus C. Barkley, Jr.                              By: /s/ William O. McCoy
       --------------------------------                            --------------------------
         Rufus C. Barkley, Jr.                                      William O. McCoy
         Director                                                   Director

   By:   /s/ Edward E. Crutchfield                              By: /s/ Buck Mickel
       --------------------------------                            --------------------------
         Edward E. Crutchfield                                      Buck Mickel
         Director                                                   Director

   By:   /s/ Lawrence M. Gressette, Jr.                         By: /s/ John H. Mullin III
       --------------------------------                            --------------------------
         Lawrence M. Gressette, Jr.                                 John H. Mullin III
         Director                                                   Director

   By:   /s/ Francis M. Hipp                                    By: /s/ Benjamin F. Payton
       --------------------------------                            --------------------------
         Francis M. Hipp                                            Benjamin F. Payton
         Director                                                   Director

   By:   /s/ Hayne Hipp                                         By: /s/ J. Thurston Roach
       --------------------------------                            --------------------------
         Hayne Hipp                                                 J. Thurston Roach
         Director                                                   Director

   By:   /s/ W. W. Johnson                                      By: /s/ Martha G. Williams
       --------------------------------                            --------------------------
         W. W. Johnson                                              *Martha G. Williams, as Director
         Director                                                   Special Attorney in Fact

  *By:   /s/ James F. Kane
       --------------------------------
         James F. Kane
         Director

                           Annual Report on Form 10-K

                            The Liberty Corporation

                               December 31, 1994

                               Index to Exhibits

               Exhibits                                                                                       Page Number
2            Agreement and Plan of Merger by and among The Liberty Corporation, State National
                  Capital Corporation, and certain shareholders of State National Capital
                  Corporation                                                                                   32 - 82

3.1          Amendment to Articles of Incorporation, as amended through March 15, 1995.                         83 - 91

11.          The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation
                                                                                                                92

13.          Portions of The Liberty Corporation Annual Report to Shareholders for the year ended
                  December 31, 1994:

             Market for the Registrant's Common Stock and Related Security Stockholder Matters
                                                                                                                93
             Selected Financial Data                                                                            94
             Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                    95 - 102

             Financial Statements and Supplementary Information:
                  Consolidated Balance Sheets - December 31, 1994 and 1993                                      103 - 104
                  Consolidated Statements of Income - For the three years ended December 31, 1994               105
                  Consolidated Statements of Cash Flows - For the three years ended December 31,
                  1994                                                                                          106
                  Consolidated Shareholders' Equity - For the three years ended December 31, 1994               107
                  Notes to Consolidated Financial Statements - December 31, 1994                                108 - 126
                  Report of Independent Auditors                                                                127

21.          The Liberty Corporation and Subsidiaries, List of Significant Subsidiaries                         128

23.          Consent of Independent Auditors                                                                    129

24.          Powers of Attorney applicable for certain signatures of members of the Board of
             Directors in Registrant's 10-K filed for the year ended December 31, 1994.                         130

27.          Financial Data Schedule (Electronic Filing Only)                                                   131

99.          Additional Exhibits
             A.  Annual Statement on Form 11-K for The Liberty  Corporation and Adopting Related
                    Employers' 401(k) Thrift Plan for the year ended December 31, 1994                          132 - 147