Form 10-Q
period 1995-03-31
LIBERTY CORP
filed 1995-05-04
CIK 59229

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

(Mark One)

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1995

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from                  to
                                             -------------       ---------------

                         Commission File Number 1-5846
                                                ------
                            THE LIBERTY CORPORATION
                            -----------------------
             (Exact name of registrant as specified in its charter)

             South Carolina                                  57-0507055
             (State or other jurisdiction of                 (IRS Employer
             incorporation or organization)                  identification No.)

       Post Office Box 789, Wade Hampton Boulevard, Greenville, SC  29602
       ------------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code:  803/268-8436
                                                          ---------------

                                 NOT APPLICABLE
                                 --------------
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X        No
                                                -----         -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                                    Number of shares Outstanding
    Title of each class                                 as of March 31, 1995
    -------------------                            -----------------------------

    Common Stock                                             19,879,089

                   Page 1 of 14 sequentially numbered pages.
                        The Exhibit Index is on Page 12.

                                 PART I, ITEM 1

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED AND CONDENSED BALANCE SHEETS
                                 (In thousands)

 ASSETS                                                                                 MARCH 31, 1995       DECEMBER 31, 1994
                                                                                        --------------       -----------------
                                                                                                     (Unaudited)
 Investments:
 Fixed Maturity Securities:
   Available for Sale, at market, cost of $977,289 at 3/31/95 and $947,522 at 12/31/94    $  950,343             $  883,029
   Held to Maturity, at cost, market of $313,939 at 3/31/95 and $311,129 at 12/31/94         293,879                299,118
 Equity Securities, primarily at market, cost of $77,763 at 3/31/95 and $78,116 at
    12/31/94.                                                                                 80,370                 78,208
 Mortgage Loans                                                                              199,233                203,381
 Investment Real Estate                                                                      139,203                135,545
 Loans to Policyholders                                                                       97,367                 96,160
 Other Long-Term Investments                                                                  32,900                 31,624
 Short-term Investments                                                                       18,523                  7,264
                                                                                           ---------              ---------
      Total Investments                                                                    1,811,818              1,734,329
                                                                                           ---------              ---------

 Cash                                                                                         41,480                 51,400
 Accrued Investment Income                                                                    18,735                 18,708
 Receivables                                                                                  37,476                 37,879
 Receivable from Reinsurers                                                                  261,366                258,969
 Deferred Acquisition Costs                                                                  359,856                358,535
 Buildings and Equipment                                                                      78,864                 66,360
 Intangibles Related to Television Operations                                                 77,147                 46,934
 Goodwill Related to Insurance Acquisitions                                                   39,950                 40,308
 Other Assets                                                                                 60,454                 54,522
                                                                                           ---------              ---------
      Total Assets                                                                        $2,787,146             $2,667,944
                                                                                           =========              =========
 LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
 Liabilities
   Policy Liabilities                                                                     $1,811,544             $1,784,303
   Notes, Mortgages and Other Debt                                                           152,099                131,647
   Long Term Debt                                                                            100,000                100,000
   Accrued Income Taxes                                                                        8,981                  4,418
   Deferred Income Taxes                                                                     118,357                112,707
   Accounts Payable and Accrued Expenses                                                      61,395                 66,608
   Other Liabilities                                                                          32,242                 26,856
                                                                                           ---------              ---------
      Total Liabilities                                                                    2,284,618              2,226,539
                                                                                           ---------              ---------

Redeemable Preferred Stock
  1994-A Series, $35.00 redemption value, shares issued and outstanding - 668,207
   in 1995 and 1994                                                                         23,387                 23,387
  1994-B Series, $37.50 redemption value, shares issued and outstanding - 597,701
   in 1995 and 598,101 in 1994                                                              22,414                 22,429
Shareholders' Equity
Common Stock                                                                               153,845                152,956
Series 1995-A Convertible Preferred Stock, $35.00 redemption value,
  599,985 shares issued and outstanding                                                     21,000                    ---
Unearned Stock Compensation                                                                 (4,915)                (5,319)
Unrealized Investment Gains (Losses)                                                       (21,144)               (53,109)
Cumulative Foreign Currency Translation Adjustment                                          (1,307)                (1,491)
Retained Earnings                                                                          309,248                302,552
                                                                                         ---------              ---------
      Total Shareholders' Equity                                                           456,727                395,589
                                                                                         ---------              ---------
        Total Liabilities, Redeemable Preferred Stock and Shareholders' Equity          $2,787,146             $2,667,944
                                                                                         =========              =========

 See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED AND CONDENSED STATEMENTS OF INCOME
                     (In thousands, except per share data)


                                                                                    Three Months Ended March 31
                                                                                    ---------------------------

                                                                                      1995                1994
                                                                                      ----                ----

                                                                                            (Unaudited)
 REVENUES
  Insurance Premiums & Policy Charges                                                $ 83,106            $ 66,795
  Broadcasting Revenues                                                                24,753              21,247
  Net Investment Income                                                                35,240              28,501
  Service Contract Revenue                                                              2,260               1,520
  Realized Investment Gains (Losses)                                                   (1,874)              1,558
                                                                                      -------             -------
    Total Revenues                                                                    143,485             119,621
                                                                                      -------             -------

 EXPENSES
  Policyholder Benefits                                                                62,648              47,742
  Commissions                                                                          12,621              11,157
  General Insurance Expenses                                                           16,419              13,378
  Amortization of Deferred Acquisition Costs                                           10,677              10,358
  Broadcasting Expenses                                                                18,037              16,179
  Interest Expense                                                                      3,498               1,693
  Other Expenses                                                                        3,505               2,979
                                                                                      -------             -------
    Total Expenses                                                                    127,405             103,486
                                                                                      -------             -------

 Income Before Income Taxes                                                            16,080              16,135
 Provision for Income Taxes                                                             5,542               5,562
                                                                                      -------             -------
      NET INCOME                                                                     $ 10,538            $ 10,573
                                                                                      =======             =======

 EARNINGS PER SHARE:  (Exhibit 11)                                                   $    .49            $    .53
 Dividends Per Common Share                                                          $   .155            $   .155


              See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               Three Months Ended March 31
                                                                                               ---------------------------

                                                                                                 1995                1994
                                                                                                 ----                ----

                                                                                                       (Unaudited)
              OPERATING ACTIVITIES
              Net Income                                                                      $  10,538          $  10,573
              Adjustments to reconcile net income to net cash provided (used) in operating activities:
                  Increase in policy liabilities                                                 11,476              1,041
                  Increase (decrease) in accounts payable and accrued liabilities                (6,059)               314
                  (Increase) decrease in receivables                                              1,399             (3,135)
                  Amortization of policy acquisition costs                                       10,677             10,358
                  Policy acquisition costs deferred                                             (14,236)           (13,815)
                  Realized investment (gains) losses                                              1,874             (1,558)
                  Gain on sale of operating assets                                               (1,080)               ---
                  Depreciation and amortization                                                   4,080              2,929
                  Amortization of bond premium and discount                                        (593)            (1,235)
                  Provision for deferred income taxes                                              (324)             2,022
                  All other operating activities, net                                             1,863              3,840
                                                                                               --------           --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                                          19,615             11,334
                                                                                               --------           --------

              INVESTMENT ACTIVITIES
              Investment securities sold - available for sale                                    54,484              2,213
              Investment securities matured or redeemed by issuer - available for sale            7,394             29,914
              Investment securities matured or redeemed by issuer - held to maturity              9,133             20,750
              Cost of investment securities acquired - available for sale                       (95,472)           (78,432)
              Mortgage loans made                                                                (2,429)            (6,594)
              Mortgage loan repayments                                                            5,969              5,615
              Purchase of investment real estate, buildings and equipment                       (12,546)            (6,335)
              Sale of investment real estate, buildings and equipment                             6,540              3,688
              Purchase of short-term investments                                                (19,970)          (299,223)
              Sales of short-term investments                                                     8,724            303,394
              Net cash paid on purchase of television station                                    (6,619)               ---
              Net cash paid on purchases of insurance companies                                     ---            (53,492)
              All other investment activities, net                                                 (689)               756
                                                                                               --------           --------
              NET CASH USED IN INVESTING ACTIVITIES                                             (45,481)           (77,746)
                                                                                               --------           --------

              FINANCING ACTIVITIES
              Proceeds from borrowings                                                          758,500            454,000
              Principal payments on debt                                                       (750,161)          (359,793)
              Dividends paid                                                                     (3,841)            (3,152)
              Stock issued for employee benefit and compensation programs                           818              2,058
              Retirement of common stock                                                             (1)               ---
              Return of policyholders' account balances                                          (8,949)            (7,174)
              Receipts credited to policyholders' account balances                               19,580             16,341
                                                                                               --------           --------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                          15,946            102,280
                                                                                               --------           --------

              INCREASE IN CASH                                                                   (9,920)            35,868
              Cash at beginning of year                                                          51,400             29,487
                                                                                               --------           --------
              CASH AT END OF PERIOD                                                           $  41,480          $  65,355
                                                                                               ========           ========

               See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1995
                                  (Unaudited)

               1.     BASIS OF PRESENTATION

                      The accompanying unaudited consolidated and condensed financial statements of The Liberty Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included is not necessarily indicative of the annual results that may be expected for the year ended December 31, 1995, but it does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. For further information, refer to the consolidated financial statements and footnotes thereto included in The Liberty Corporation annual report on Form 10-K for the year ended December 31, 1994.


               2. FINANCIAL ACCOUNTING STANDARDS STATEMENT NO. 114 - ACCOUNTING BY CREDITORS FOR IMPAIRMENTS OF A LOAN

                      On January 1, 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairments of a Loan" ("SFAS No. 114") and Financial Accounting Standards Board Statement No. 118, "Accounting by Creditors for Impairments of a Loan--Income Recognition and Disclosures" ("SFAS No. 118"). Under the new standards, the Company established an allowance for estimated credit losses related to the commercial mortgage loans that were identified for evaluation in accordance with SFAS No. 114. This allowance for credit losses is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the Company did not have an allowance for credit losses related to mortgage loans. Instead, the Company used a direct write-off method on impaired loans through a specific identification approach.

                      The allowance for credit losses is maintained at a level believed adequate to absorb estimated probable credit losses. Management will periodically evaluate the adequacy of the allowance based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), estimated value of any underlying collateral, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including the timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change.

                      The following table presents the initial allowance for credit losses related to mortgage loans established as of January 1, 1995 and changes in the allowance for credit losses for the quarter ended March 31, 1995:

                                                                (In 000's)
                                                                ----------
                      Balance at January 1,                        $ 591
                        Provision for Credit                          38
                        Charge-offs                                 ----
                        Recoveries                                   (26)
                                                                    ----
                      Balance at March 31, 1995                    $ 603
                                                                    ====

                      At March 31, 1995, the recorded investment in commercial mortgage loans that are considered to be impaired under SFAS No. 114 was $9.2 million. Included in this amount is $3.9 million of impaired commercial loans for which the related allowance for credit losses is $.4 million and $5.3 million of impaired commercial loans that did not require an allowance for credit losses as a result of write-downs of the loans or the fair value of the collateral exceeding the recorded investment in the loan. The average recorded investment in impaired commercial loans during the quarter ended March 31, 1995 was approximately $8.9 million. For the quarter ended March 31, 1995, the Company recognized interest income on these impaired commercial loans of $.1 million, all of which was recognized using the cash basis method of income recognition.

                      In conjunction with establishing an allowance for credit losses for loans impaired under SFAS No. 114, the Company has also established an allowance for credit losses to cover its residential mortgage loan portfolio in accordance with SFAS No. 5. The Company's residential loan portfolio was evaluated collectively for impairment purposes based on historical portfolio delinquency rates. At March 31, 1995, the recorded investment in residential loans covered by this allowance for credit losses was $19.3 million for which the related allowance for credit losses is $.2 million.



               3.     CONVERTIBLE PREFERRED STOCK

                      On February 28, 1995, the Company issued 599,985 shares of Series 1995-A Voting Cumulative Convertible Preferred Stock having a total redemption value of $20,999,475 or $35.00 per share in connection with the acquisition of WLOX television. The shares have preference in liquidation, and each share is entitled to one vote on any matters submitted to a vote of the shareholders of the Company. Each share of preferred stock is convertible at the option of the holder into one share of common stock. The Company has the right to redeem any or all of the shares from time to time at any time beginning five years and one month after the date of issue in exchange for cash, common stock, or a combination of both. Generally, the amount of consideration on the 1995-A Series will be equivalent to $35.00 per share plus the amount of any accumulated and unpaid dividends.
                      There is no sinking fund for the redemption of the preferred stock.

                      Dividends shall be paid on the preferred stock at the rate of 5% per annum. Dividends accrue daily, are cumulative, and are payable quarterly. The 1995-A Series preferred stock is on a parity in rank with all other series of preferred stock of the Company whether or not such series exist now or are created in the future, with respect to payment of all dividends and distributions, unless a series of preferred stock expressly provides that it is junior or senior to the 1995-A Series. No dividends or distributions on the Company's common stock shall be declared or paid until all accumulated and unpaid dividends on the 1995-A Series have been declared and set aside for payment.


               4.     ACQUISITIONS

                      On February 28, 1995, the Company completed the acquisition of WLOX-TV in Biloxi, Mississippi. The purchase price of $41 million was funded with a combination of cash, convertible preferred stock (See
                      Note 3), and notes payable.

               5.     COMMITMENTS AND CONTINGENCIES


                      At March 31, 1995, the Company had made commitments as shown below:

                      (In 000's)

                      Buildings and equipment                          $1,520
                      Investment real estate                            9,513
                      Mortgage loans and bonds                          7,923
                      Other                                             5,057
                                                                       ------
                                                                      $24,013
                                                                       ======




               6.     SUPPLEMENTAL INFORMATION ON INSURANCE OPERATIONS


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                           (In millions)                          1995                   1994
                                                                  ----                   ----

                      Increase in net insurance in force            166                    711
                                                                 ======                 ======

                      Net insurance in force                     17,030                 16,205
                                                                 ======                 ======

                                 PART I, ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Unaudited)

OPERATIONS

Consolidated first quarter net income of $10.5 million was level with 1994's first quarter (see table below). Although operating earnings increased $2.1 million over 1994's first quarter, net income was flat due to realized investment losses (after-tax) totaling $1.2 million in first quarter 1995 versus realized investment gains of $.9 million in first quarter 1994, a swing of $2.1 million.

                                                       First Quarter
                                                       -------------
                                                  1995                1994
                                                  ----                ----
       Income Before Income Taxes               $16,080             $16,135
       Income Taxes                               5,542               5,562
                                                 ------              ------
       Net Income                               $10,538             $10,573
                                                 ======              ======

Excluding realized gains and losses, the Company's insurance operations saw an increase in pre-tax income of $3.2 million, broadcasting had an increase of $1.5 million, and the Parent Company had an increased loss of $1.5 million.

Pre-tax earnings for insurance operations benefited from the 1994 acquisitions of State National Capital Corporation, American Funeral Assurance Company, and North American National Corporation. The Company's Home Service division results reflected lower benefit expense than it experienced in first quarter 1994; however, this was offset by a $1.5 million increase in benefits in the Mortgage Protection division. The increase in benefit expense in mortgage protection represented a significant increase over the benefit levels in recent prior quarters and the Company believes that the extraordinarily high level of benefits experienced in the first quarter will not continue in the future. The Company is studying the cause of the high level of benefits to identify the source of the deviation and determine steps to be implemented to limit the likelihood of similar future deviations. The decision in 1994 to exit the general agency marketing division resulted in a $.5 million improvement in earnings compared to the first quarter 1994. The pre-need business had a pretax earnings decrease of $.4 million -- primarily related to an adverse claims deviation of $.4 million in one of the companies acquired in 1994, and realized investment losses. The Company believes that the claims deviation in pre-need reflects the inherent variability of claims, and is not indicative of a negative trend. The two 1994 acquisitions contributed approximately a $.7 million increase compared to the prior year's first quarter, with Pierce National Life Insurance Company experiencing a decrease of $1.1 million due to realized investment losses of $1.0 million. Other factors affecting the earnings of the insurance operations were continued favorable lapse experience and expense controls which resulted in favorable comparisons for amortization of deferred acquisition costs and general expenses.

The $1.5 million (46%) increase in pretax earnings from broadcasting operations was largely due to a significant increase in national revenues coupled with higher network compensation. On February 28, 1995, the Company completed the acquisition of WLOX-TV in Biloxi, Mississippi. This acquisition did not have a material effect on first quarter earnings.

The $1.5 million increase in the parent company's before-tax loss was a result of higher interest expense due to the impact of rising interest rates on the Company's borrowings, partially offset by income from real estate land and lot sales.

Consolidated revenues increased $23.9 million (20%) for the quarter due to a $19.2 million (20%) increase in revenues from the insurance operations, a $3.5 million (17%) increase in broadcasting revenues, and an increase of $1.1 million in the parent company. Excluding the impact of realized investment gains and losses, consolidated revenues increased $27.3 million (23%).

Insurance premiums increased $16.3 million (24%) in the first quarter due primarily to additional premiums of $13.4 million from the pre-need group, with the 1994 acquisitions -- American Funeral and North American -- contributing an increase of $8.9 million and Pierce National contributing an incremental $4.5 million. Premiums in Liberty Life increased by $2.6 million primarily due to the impact of State National being included during the first quarter of 1995, but not included in 1994.

The $6.7 million (24%) increase in net investment income for the quarter was also primarily due to the acquisitions. The pre-need acquisitions contributed an increase of $3.5 million and the home service acquisition contributed approximately $.6 million.

Realized investment losses of $1.9 million were due to the Company's efforts to restructure the investment portfolio and take advantage of available market conditions to sell securities with yields lower than those currently available.

Broadcasting revenues for the quarter, up $3.5 million (17%), benefited primarily from a $1.0 million increase in national revenues, a $1.6 million increase in local revenues, as well as increased network compensation of $1.2 million. Revenues related to Cosmos' cable operations, which began last year, were up $.5 million. The acquisition of WLOX-TV contributed $1.1 million of the revenue increase.

The $14.9 million (31%) increase in policy benefits was primarily due to the new acquisitions, as well as the unfavorable claims experience in mortgage protection and in one of the pre-need companies acquired in 1994. The total variance caused by the deviations was $1.9 million . Additionally, the $1.5 million (13%) increase in commissions and the $3.0 million (23%) increase in general expenses were also due to the acquisitions.

The 3% increase in amortization of deferred acquisition costs was also a function of the new acquisitions; offset by continued reduction of deferred acquisition costs amortization due to improvement in lapses in both home service and mortgage protection.

Broadcasting expenses were up 11% for the quarter due to the additional expenses associated with its cable operations as well as a month of expenses related to the WLOX operation.

INVESTMENTS

As of March 31, 1995, approximately 68% of the Company's $1.8 billion consolidated invested assets were in bonds with an overall average credit rating of AA. Less than 5% of the bond portfolio was rated below investment grade.

Approximately 57% of the Company's $1.2 billion bond portfolio at March 31, 1995, was comprised of mortgage-backed securities compared to 54% at December 31, 1994. Certain mortgage-backed securities are subject to significant prepayment risk due to changes in interest rates. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at interest rates comparable to the rates on the prepaid mortgages. In a rising interest rate environment refinancings are significantly curtailed and the payments to the holders of the securities decline, limiting the ability of the holder to reinvest at the higher interest rates. Mortgage-backed pass-through securities and sequential collateralized mortgage obligations ("CMO's"), which comprised 16% of the book value of the Company's mortgage-backed securities at March 31, 1995, and 17% at December 31, 1994, are sensitive to prepayment or extension risk.

The remaining 84% of the Company's mortgage-backed investment portfolio at March 31, 1995, consisted of planned amortization class ("PAC") instruments compared to approximately 83% at December 31, 1994. These investments are designed to amortize in a more predictable manner by shifting the primary prepayment and extension risk of the underlying collateral to investors in other tranches of the CMO.

Mortgage loans of $199.2 million comprised 11% of the consolidated investment portfolio at March 31, 1995. Substantially all of these mortgage loans are commercial mortgages with a loan to value ratio not exceeding 75% when made. These loans are concentrated in the southeast primarily in the states of North Carolina, South Carolina, Georgia, Florida, Virginia, and Tennessee.

Investment real estate at March 31, 1995, of $139.2 million comprised 8% of the consolidated investment portfolio compared to 8% at December 31, 1994. Four key property types made up approximately 90% of the Company's real estate investment assets: residential land development, business parks, business property rentals and shopping centers.

The majority of the Company's investment real estate is located in South Carolina, Florida, Georgia, and North Carolina.

FINANCIAL POSITION

As a result of the first quarter acquisition of WLOX-TV, the Company's consolidated assets increased approximately $41.0 million. Based on a preliminary appraisal of the assets acquired, approximately $11.8 million has been classified as buildings and equipment with the remainder classified as intangibles related to television operations. Additionally, the Company s notes, mortgages and other debt increased by approximately $20.0 million, and convertible preferred stock was issued totaling $21.0 million.

The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994, As of March 31, 1995, the Company reported an unrealized loss of $21.1 million on fixed maturity securities available for sale and equity securities. This compares with an unrealized loss of $53.1 million at December 31, 1994. Fixed maturities held to maturity had an unrealized gain of $20.1 million which is not reported in the balance sheet, since these securities continue to be carried at cost under SFAS No. 115.

CAPITAL, FINANCING AND LIQUIDITY

The Company's net cash flow from operating activities was $19.6 million for the first three months of 1995 compared to $11.3 million for the same period of 1994. The Company's net cash used in investing activities was $45.5 million, and cash flow provided from financing activities was $15.9 million. As a result of its activities, the Company had a $9.9 million decrease in cash compared to an increase of $35.9 million in the same period in 1994. The net cash used in investing activities was primarily related to net cash paid on the purchase of WLOX-TV and the purchase of various investment real estate properties. The net cash provided from financing activities was primarily from proceeds from borrowings net of principal payments on debt. The proceeds from borrowings were used to partially finance the acquisition of WLOX.

As discussed in the Company's annual report on Form 10K for the year ended December 31, 1994, the Company refinanced its credit facility on March 21, 1995.

At March 31, 1995, the Company's borrowings and notes payable amounted to $252.1 million, an increase from the $231.6 million outstanding at December 31, 1994. The increase was primarily a function of borrowings and notes payable related to the WLOX acquisition. The total purchase price of $41.0 million was funded by borrowing approximately $5.7 million against the credit facility, issuing notes payable totaling $13.5 million, and issuing a new class of convertible preferred stock totaling $21.0 million. The preferred stock has a stated value of $35.00 per share and will pay an annual dividend of 5%. The preferred stock is convertible at any time by the holder into one share of the Company's common stock. Additionally, the Company may redeem the preferred stock at any time beginning five years and one month after the date of issuance for cash, common stock of the Company, or a combination of them both. The 1995-A Series Cumulative Convertible Preferred Stock was only issued to WLOX shareholders in connection with the acquisition of the company and no additional shares of this Series were made available to the public.

The Company has historically entered into various interest rate swaps and caps to help minimize the impact of a potential significant rise in short term interest rates. Currently the Company is utilizing interest rate caps (which are more fully described in the Company's 1994 Annual Report to Shareholders), but has not been party to interest rate swaps since the last agreements terminated in October 1993. The Company has not used interest rate swaps or any other derivative financial instruments to manage its interest rate exposure on interest sensitive universal-life type products. At the Company's election, interest rates for these products can be re-set quarterly.

Other Company commitments are shown in Note 5 contained in the accompanying financial statements. Additional detail as to commitments and financing is contained in the Notes to the Consolidated Financial Statements in the company's annual report on Form 10K for the year ended December 31, 1994.

Further discussion of investments and valuation is contained in Notes 1 and 2 to the Consolidated Financial Statements in the company's annual report on Form 10K for the year ended December 31, 1994.

ACCOUNTING DEVELOPMENTS

The Company adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairments of a Loan" ("SFAS No. 114"), on January 1, 1995. This standard requires the Company to recognize impairments of loans by establishing a valuation allowance that will result in corresponding future charges to income. The allowance for credit losses is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to adopting this standard, The Company did not have an allowance for credit losses related to mortgage loans. Instead, the Company used a direct write-off method on impaired loans through a specific identification approach. The impact of recognizing the initial allowance for credit losses was $.6 million for the first quarter of 1995. For additional information on SFAS No. 114, see Note 2 to the accompanying financial statements.


               PART II, ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (a) A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

         (b) The filing of Form 8-K was not required during the first quarter of 1995.


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





THE LIBERTY CORPORATION                                     Date:  May 5, 1995
- -------------------------
(Registrant)




/s/  H. Ray Eanes
- -------------------------
H. Ray Eanes
Senior Vice President Finance & Treasurer




/s/  John P. Smith
- -------------------------
John P. Smith
Corporate Controller