Form 10-Q
period 1995-06-30
LIBERTY CORP
filed 1995-08-09
CIK 59229

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

(Mark One)

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1995

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

       Registrant's telephone number, including area code:  803/268-8436
                                                            ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X     No
                                                 -------     -------
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                                Number of shares Outstanding
             Title of each class                   as of June 30, 1995
             -------------------                ----------------------------
             Common Stock                                   19,981,581

                   Page 1 of 12 sequentially numbered pages.
                        The Exhibit Index is on Page 10.

                                 PART I, ITEM 1
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED AND CONDENSED BALANCE SHEETS


                                                                                       June 30, 1995     December 31, 1994
(In 000's)                                                                             -------------     -----------------
ASSETS                                                                                           (Unaudited)
Investments:
Fixed Maturity Securities
     Available for Sale, at market, cost of $1,017,386 at 6/30/95 and
     $947,522 at 12/31/94                                                               $ 1,044,850        $    883,029
     Held to Maturity, at cost, market of $320,169 at 6/30/95 and $311,129
     at 12/31/94                                                                            292,512             299,118
  Equity Securities, primarily at market, cost of $74,101 at 6/30/95 and
     $78,116 at 12/31/94                                                                     79,861              78,208
  Mortgage Loans                                                                            195,032             203,381
  Investment Real Estate                                                                    143,698             135,545
  Loans to Policyholders                                                                     97,556              96,160
  Other Long-Term Investments                                                                29,715              31,624
  Short-term Investments                                                                      2,418               7,264
                                                                                        -----------         -----------
     Total Investments                                                                    1,885,642           1,734,329

Cash                                                                                         50,265              51,400
Accrued Investment Income                                                                    19,169              18,708
Receivables                                                                                  42,638              37,879
Receivable from Reinsurers                                                                  258,243             258,969
Deferred Acquisition Costs                                                                  360,233             358,535
Buildings and Equipment                                                                      78,738              66,360
Intangibles Related to Television Operations                                                 76,651              46,934
Goodwill Related to Insurance Acquisitions                                                   39,475              40,308
Other Assets                                                                                 56,585              54,522
                                                                                        -----------         -----------
     Total Assets                                                                       $ 2,867,639         $ 2,667,944
                                                                                        ===========         ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities
 Policy Liabilities                                                                     $ 1,829,500         $ 1,784,303
 Notes, Mortgages and Other Debt                                                            150,585             131,647
 Long Term Debt                                                                             100,000             100,000
 Accrued Income Taxes                                                                         3,529               4,418
 Deferred Income Taxes                                                                      131,340             112,707
 Accounts Payable and Accrued Expenses                                                       66,522              66,608
 Other Liabilities                                                                           29,272              26,856
                                                                                        -----------         -----------
     Total Liabilities                                                                    2,310,748           2,226,539
                                                                                        ===========         ===========

Redeemable Preferred Stock
1994-A Series, $35.00 redemption value, shares issued and outstanding -
   668,207 in 1995 and 1994                                                                  23,387              23,387
1994-B Series, $37.50 redemption value, shares issued and outstanding -
   596,485 in 1995 and 598,101 in 1994                                                       22,368              22,429

Shareholders' Equity
 Common Stock                                                                               156,493             152,956
 Series 1995-A Convertible Preferred Stock, $35.00 redemption value,
   599,985 shares issued and outstanding                                                     21,000                 ---
 Unearned Stock Compensation                                                                 (6,678)             (5,319)
 Unrealized Investment Gains (Losses)                                                        21,010             (53,109)
 Cumulative Foreign Currency Translation Adjustment                                          (1,020)             (1,491)
 Retained Earnings                                                                          320,331             302,552
                                                                                        -----------         -----------
     Total Shareholders' Equity                                                             511,136             395,589
                                                                                        -----------         -----------
       Total Liabilities, Redeemable Preferred Stock and Shareholders'
          Equity                                                                        $ 2,867,639         $ 2,667,944
                                                                                        ===========         ===========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED AND CONDENSED STATEMENTS OF INCOME




                                                        Three Months ended                     Six Months ended
                                                             June 30,                              June 30,
                                                        ------------------                     ----------------
(In 000's, except per share data)                     1995               1994              1995              1994
                                                      ----               ----              ----              ----
                                                                              (Unaudited)
REVENUES
 Insurance Premiums & Policy Charges              $     85,648       $     81,218     $    168,754       $     148,013
 Broadcasting Revenues                                  32,134             25,681           56,887              46,928
 Net Investment Income                                  35,932             34,177           71,172              62,678
 Service Contract Revenue                                2,232              1,441            4,492               2,961
 Realized Investment Gains (Losses)                       (820)               607           (2,694)              2,165
                                                  ------------       ------------     ------------       -------------
   Total Revenues                                      155,126            143,124          298,611             262,745
                                                  ------------       ------------     ------------       -------------

EXPENSES
 Policyholder Benefits                                  62,109             58,246          124,757             105,988
 Commissions                                            13,036             12,511           25,657              23,668
 General Insurance Expenses                             17,586             15,811           34,005              29,189
 Amortization of Deferred Acquisition Costs              9,970             10,889           20,647              21,247
 Broadcasting Expenses                                  22,119             17,502           40,156              33,681
 Interest Expense                                        3,705              2,867            7,203               4,560
 Other Expenses                                          3,755              2,955            7,260               5,934
                                                  ------------       ------------     ------------       -------------
   Total Expenses                                      132,280            120,781          259,685             224,267
                                                  ------------       ------------     ------------       -------------

Income Before Income Taxes                              22,846             22,343           38,926              38,478
Provision for Income Taxes                               7,441              7,743           12,983              13,305
                                                  ------------       ------------     ------------       -------------
  NET INCOME                                      $     15,405       $     14,600     $     25,943       $      25,173
                                                  ------------       ------------     ------------       -------------


EARNINGS PER SHARE:  (Exhibit 11)                 $     .72          $      .70       $       1.21       $     1.24
Dividends Per Common Share                        $     .17          $     .155       $       .325       $      .31


See Notes to Consolidated and Condensed Financial Statements.

                   THE LIBERTY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended June 30
                                                                    -----------------------------------
(In 000's)                                                               1995                  1994
                                                                    -----------------------------------
                                                                                 (Unaudited)
OPERATING ACTIVITIES
Net Income                                                          $      25,943         $      25,173
Adjustments to reconcile net income to net cash provided (used)
in operating activities:
    Increase in policy liabilities                                         22,696                24,296
    Increase (decrease) in accounts payable and accrued liabilities        (2,583)                  996
    (Increase) decrease in receivables                                        (73)                 (468)
    Amortization of policy acquisition costs                               20,646                21,247
    Policy acquisition costs deferred                                     (28,473)              (30,607)
    Realized investment (gains) losses                                      2,694                (2,165)
    Gain on sale of operating assets                                       (1,522)               (1,214)
    Depreciation and amortization                                           9,215                 6,815
    Amortization of bond premium and discount                              (3,273)               (2,308)
    Provision for deferred income taxes                                     1,546                 4,179
    All other operating activities, net                                    (3,070)              (13,025)
                                                                    -------------         -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  43,746                32,919

INVESTMENT ACTIVITIES
Investment securities sold - available for sale                            85,968               108,224
Investment securities matured or redeemed by issuer:
    Available for sale                                                     14,749                36,359
    Held to maturity                                                       13,159                45,158
Cost of investment securities acquired - available for sale              (169,590)             (218,384)
Mortgage loans made                                                        (4,599)              (15,395)
Mortgage loan repayments                                                   12,745                11,979
Purchase of investment real estate, buildings and equipment               (26,841)              (66,987)
Sale of investment real estate, buildings and equipment                    11,597                10,585
Purchase of short-term investments                                        (29,445)             (366,730)
Sales of short-term investments                                            34,342               371,662
Net cash paid on purchase of television station                            (8,099)                  ---
Net cash paid on purchases of insurance companies                             ---               (53,686)
All other investment activities, net                                       (1,140)                1,627
                                                                    -------------         -------------
NET CASH USED IN INVESTING ACTIVITIES                                     (67,154)             (135,588)

FINANCING ACTIVITIES
Proceeds from borrowings                                                1,349,000             1,140,218
Principal payments on debt                                             (1,340,794)           1,016,298)
Dividends paid                                                             (8,145)               (6,878)
Stock issued for employee benefit and compensation programs                 1,287                 2,141
Retirement of common stock                                                     (1)                  ---
Return of policyholders' account balances                                 (18,343)              (14,112)
Receipts credited to policyholders' account balances                       39,269                35,802
                                                                    -------------         -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  22,273               140,873

INCREASE (DECREASE) IN CASH                                                (1,135)               38,204
Cash at beginning of year                                                  51,400                29,487
                                                                    -------------         -------------
CASH AT END OF PERIOD                                               $      50,265         $      67,691
                                                                    =============         =============

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (Unaudited)

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


2.      ACQUISITIONS

        On February 28, 1995, the Company completed the acquisition of WLOX-TV in Biloxi, Mississippi. The purchase price of $41 million was funded with a combination of cash, convertible preferred stock, and notes payable. The Company issued 599,985 shares of Series
        1995-A Voting Cumulative Convertible Preferred Stock having a total redemption value of $20,999,475 or $35.00 per share in connection with the acquisition. For additional information, see the Company's quarterly report on Form 10Q for the period ended March 31, 1995.


3.      COMMITMENTS AND CONTINGENCIES

        At June 30, 1995, the Company had made commitments as shown below:

        (In 000's)

          Buildings and equipment                                             $ 1,872
          Investment real estate                                               10,953
          Mortgage loans and bonds                                             12,095
          Other                                                                 8,577
                                                                              -------
                                                                              $33,497
                                                                              =======


4.   SUPPLEMENTAL INFORMATION ON INSURANCE OPERATIONS


                                                   Three Months Ended June 30,                   Six Months Ended June 30,
                                                   ---------------------------                   -------------------------
      (In Millions)                                1995                   1994                   1995                  1994
                                                   ----                   ----                   ----                  ----
      Increase in net insurance in force              39                   153                     205                   924
                                                  ======                ======                  ======                ======

      Net insurance in force                      17,030                16,205                  17,069                16,358
                                                  ======                ======                  ======                ======

The Liberty Corporation and Subsidiaries
Management's Discussion and Analysis of Operations                June 30, 1995


                                 PART I, ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Unaudited)

OPERATIONS

Consolidated second quarter net income of $15.4 million increased 6% over 1994's second quarter (see table below). Although operating earnings (which exclude net realized gains and losses) increased $1.9 million (13%) over 1994's second quarter, net income reflects realized investment losses (after-tax) of $.7 million in second quarter 1995 versus realized investment gains of $.4 million in second quarter 1994, a swing of $1.1 million.

Year to date net income of $25.9 million increased 3% over the comparable 1994 period. An operating earnings increase of $4.0 million (17%) was offset by realized investment losses totaling $1.9 million in the current year versus realized investment gains of $1.3 million in 1994.


                                          Second Quarter                        Year-to-Date
                                          ---------------                       ------------
                                        1995           1994                 1995           1994
                                      -----------------------              ----------------------
Income Before Income Taxes            $22,846         $22,343              $38,926        $38,478
Income Taxes                            7,441           7,743               12,983         13,305
                                      -------         -------              -------        -------
Net Income                            $15,405         $14,600              $25,943        $25,173
                                      =======         =======              =======        =======

Excluding realized gains and losses, over the comparable prior year quarter the Company's insurance operations saw an increase in pre-tax income of $2.7 million, broadcasting had an increase of $1.9 million, and the Parent Company had an increased loss of $2.2 million.

The $2.7 million pre-tax earnings increase for insurance operations was primarily driven by Liberty Life, which saw an improvement of $2.1 million versus the comparable prior year period. Compared to the second quarter of 1994, Liberty Life experienced an improvement in claims (primarily in the mortgage protection line of business), lapse experience and lower general expenses. The decision in 1994 to exit the general agency marketing division resulted in a $.8 million improvement in earnings compared to the second quarter 1994. The pre-need business contributed a pretax earnings increase of $.6 million.

The $1.9 million (30%) increase in pretax earnings from broadcasting operations was due to a significant increase in national and local revenues coupled with higher network compensation. Additionally, the acquisition of WLOX-TV contributed to the quarterly improvement compared to the second quarter of 1994.

The $2.2 million increase in the parent company's before-tax loss was a result of higher interest expense due to the impact of rising interest rates on the Company's borrowings and due to lower real estate land and lot sales.

Consolidated revenues increased $12.0 million (8%) from the prior year second quarter due to a $6.1 million (5%) increase in revenues from the insurance operations driven by higher premiums and investment income, and a $6.4 million increase in broadcasting revenues. These improvements were offset by a decrease in the parent company due to lower real estate land and lot sales compared to the prior year. Excluding the impact of realized investment gains and losses, consolidated revenues increased $13.4 million (9%).

The Liberty Corporation and Subsidiaries
Management's Discussion and Analysis of Operations                June 30, 1995


Insurance premiums increased $4.4 million (5%) in the second quarter due to additional premiums of $2.1 million from the pre-need group and $2.3 million from Liberty Life. The $20.7 million (14%) increase in year-to-date premiums is partially due to the inclusion of the three 1994 acquisitions for a full six months during 1995.

Broadcasting revenues for the quarter, up $6.4 million (25%), benefited primarily from an increase in national revenues, a $4.1 million increase in local revenues, as well as increased network compensation. Revenues related to Cosmos' cable operations, which began last year, were up $.7 million. WLOX-TV contributed $3.7 million of the increase in revenues, with the seven existing stations all showing revenue increases as well. The year-to-date increase in broadcasting revenues is driven by the same factors affecting the quarterly comparisons.

The $3.9 million (7%) increase in policy benefits was due to a $3.1 million increase in the pre-need companies and a $.8 million increase in Liberty Life. The year-to-date increase is a result of inclusion of the three 1994 acquisitions for a full six months during 1995.

The 8% decrease in amortization of deferred acquisition costs for the quarter was due to continued improvement in lapse experience in both home service and mortgage protection.

Broadcasting expenses were up 26% for the quarter due to the additional expenses associated with its cable operations as well as a full quarter of expenses related to the WLOX operation.

INVESTMENTS

As of June 30, 1995, approximately 69% of the Company's $1.9 billion consolidated invested assets were in bonds with an overall average credit rating of AA. Less than 5% of the bond portfolio was rated below investment grade.

Approximately 58% of the Company's $1.3 billion bond portfolio at June 30, 1995, was comprised of mortgage-backed securities compared to 54% at December 31, 1994. Certain mortgage-backed securities are subject to significant prepayment or extension risk due to changes in interest rates. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at interest rates comparable to the rates on the prepaid mortgages. In a rising interest rate environment refinancings are significantly curtailed and the payments to the holders of the securities decline, limiting the ability of the holder to reinvest at the higher interest rates. Mortgage-backed pass-through securities and sequential collateralized mortgage obligations ("CMO's"), which comprised 18% of the book value of the Company's mortgage-backed securities at June 30, 1995, and 17% at December 31, 1994, are sensitive to prepayment or extension risk.

The remaining 82% of the Company's mortgage-backed investment portfolio at June 30, 1995, consisted of planned amortization class ("PAC") instruments compared to approximately 83% at December 31, 1994. These investments are designed to amortize in a more predictable manner by shifting the primary prepayment and extension risk of the underlying collateral to investors in other tranches of the CMO.

Mortgage loans of $195.0 million comprised 10% of the consolidated investment portfolio at June 30, 1995. Substantially all of these mortgage loans are commercial mortgages with a loan to value ratio not exceeding 75% when made. These loans are concentrated in the southeast primarily in the states of North Carolina, South Carolina, Georgia, Florida, Virginia, and Tennessee.

Investment real estate at June 30, 1995, of $143.7 million comprised 8% of the consolidated investment portfolio compared to 8% at December 31, 1994. Four key property types made up approximately 90% of the Company's real estate investment assets: residential land development, business parks, business property rentals and shopping centers.

The Liberty Corporation and Subsidiaries
Management's Discussion and Analysis of Operations                June 30, 1995


The majority of the Company's investment real estate is located in South Carolina, Florida, Georgia, and North Carolina.


FINANCIAL POSITION

As a result of the first quarter acquisition of WLOX-TV, the Company's consolidated assets increased approximately $41.0 million. Based on a preliminary appraisal of the assets acquired, approximately $11.8 million has been classified as buildings and equipment with the remainder classified as intangibles related to television operations. Additionally, the Company's notes, mortgages and other debt increased by approximately $20.0 million, and convertible preferred stock was issued totaling $21.0 million.

The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994. As of June 30, 1995, the Company reported an unrealized gain of $21.0 million on fixed maturity securities available for sale and equity securities. This compares with an unrealized loss of $53.1 million at December 31, 1994. Fixed maturities held to maturity had an unrealized gain of $27.7 million which is not reported in the balance sheet, since these securities continue to be carried at cost under SFAS No. 115.


CAPITAL, FINANCING AND LIQUIDITY

The Company's net cash flow from operating activities was $43.7 million for the first six months of 1995 compared to $32.9 million for the same period of 1994. The Company's net cash used in investing activities was $67.2 million, and cash flow provided from financing activities was $22.3 million. As a result of its activities, the Company had a $1.1 million decrease in cash compared to an increase of $38.2 million in the same period in 1994. The net cash used in investing activities was primarily related to net cash paid on the purchase of WLOX-TV and the purchase of various investment real estate properties. The net cash provided from financing activities was primarily from proceeds from borrowings net of principal payments on debt. The proceeds from borrowings were used to partially finance the acquisition of WLOX.

At June 30, 1995, the Company's borrowings and notes payable amounted to $250.6 million, an increase from the $231.6 million outstanding at December 31, 1994. The increase was primarily a function of borrowings and notes payable related to the WLOX acquisition. The total purchase price of $41.0 million was funded by borrowing approximately $5.7 million against the credit facility, issuing notes payable totaling $13.5 million, and issuing a new class of convertible preferred stock totaling $21.0 million. The preferred stock has a stated value of $35.00 per share and will pay an annual dividend of 5%. The preferred stock is convertible at any time by the holder into one share of the Company's common stock. Additionally, the Company may redeem the preferred stock at any time beginning five years and one month after the date of issuance for cash, common stock of the Company, or a combination of them both. The 1995-A Series Cumulative Convertible Preferred Stock was only issued to WLOX shareholders in connection with the acquisition of the company and no additional shares of this Series were made available to the public.

The Company uses various interest rate swaps and caps to help minimize the impact of a potential significant rise in short term interest rates. (See the Company's 1994 Annual Report to Shareholders for a description of the interest rate caps in place.) The Company has also entered into an interest rate swap agreement which effectively fixes the rate on the $100 million term loan facility at 5.965% plus a credit spread (currently .625%) based on the ratio of consolidated debt to consolidated cash flow, as defined, and will expire in March 2002. The swap agreement is with a major financial institution which is expected to fully perform under the term of the agreement thereby mitigating the credit risk from the transaction. The agreement is a contract to exchange fixed and floating interest rate payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The Company has not used interest rate swaps or any other derivative financial instruments to manage its interest rate exposure on interest sensitive universal-life type products.

The Liberty Corporation and Subsidiaries
Management's Discussion and Analysis of Operations                June 30, 1995


Other Company commitments are shown in Note 3 contained in the accompanying financial statements. Additional detail as to commitments and financing is contained in the Notes to the Consolidated Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 1994.

Further discussion of investments and valuation is contained in Notes 1 and 2 to the Consolidated Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 1994.


ACCOUNTING DEVELOPMENTS

The Company adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairments of a Loan" ("SFAS No. 114"), on January 1, 1995. For additional information, see the Company's quarterly report on Form 10Q for the period ended March 31, 1995.

     PART II, ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders of the registrant was held on May 2, 1995.

(b) The following four individuals were elected as directors to serve for three-year terms: Edward E. Crutchfield, Jr., John R. Farmer, William O. McCoy, and John H. Mullin, III. Listed below are directors who continued their term of office after the meeting: Rufus C. Barkley, W. W. Johnson, William S. Lee, Benjamin F. Payton, Lawrence M. Gressette, Jr., Francis
      M. Hipp, W. Hayne Hipp, Buck Mickel, and J. Thurston Roach.

(c)   Matters voted upon at the annual meeting are as follows:

                                                                                             Withheld/         Broker
                                                         For              Against           Abstentions       Nonvotes
                                                         ---              -------           -----------       --------
      To elect as directors:
      Edward E. Crutchfield, Jr.                     18,409,579               ---               90,625           ---
      John R. Farmer                                 18,447,236               ---               53,268           ---
      William O. McCoy                               18,447,236               ---               53,268           ---
      John H. Mullin, III                            18,447,236               ---               53,268           ---

      To elect as independent auditors:
      Ernst & Young                                  18,481,551             8,017               10,936           ---

(d) There were no settlements between the registrant and any other participants.



               PART II, ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (a) A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

         (b) The filing of Form 8-K was not required during the second quarter of 1995.



                               INDEX TO EXHIBITS


EXHIBIT 10     Credit Agreement Dated March 21, 1995
EXHIBIT 11     Consolidated Earnings Per Share Computation
EXHIBIT 27     Financial Data Schedule (Electronic Filing Only)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





THE LIBERTY CORPORATION                                 Date:  August 10, 1995
-----------------------
(Registrant)




/s/  H. Ray Eanes
-----------------
H. Ray Eanes
Senior Vice President Finance & Treasurer




/s/  John P. Smith
------------------
John P. Smith
Corporate Controller