Form 10-Q
period 1995-09-30
LIBERTY CORP
filed 1995-11-09
CIK 59229

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

(Mark One)

[xx]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1995
                                       ------------------

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from               to
                                       -------------    ------------

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

      Post Office Box 789, Wade Hampton Boulevard, Greenville, SC 29602
      -----------------------------------------------------------------
                  (Address of principal executive offices)

      Registrant's telephone number, including area code:  803/268-8436
                                                           ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X      No
                                                 ---        ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                              Number of shares Outstanding
      Title of each class                       as of September 30, 1995
      -------------------                     ----------------------------

      Common Stock                                     20,025,013

                  Page 1 of 12 sequentially numbered pages.
                      The Exhibit Index is on Page 10.

                               PART I, ITEM 1
                  THE LIBERTY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED AND CONDENSED BALANCE SHEETS


           (In 000's)                                                                  SEPTEMBER 30,
                                                                                           1995               December 31, 1994
                                                                                       -------------          -----------------
           ASSETS                                                                                    (Unaudited)
           Investments:
           Fixed Maturity Securities
              Available for Sale, at market, cost of $1,071,334 at 9/30/95
                  and $947,522 at 12/31/94                                                $1,103,209              $ 883,029
              Held to Maturity, at cost, market of $314,768 at 9/30/95 and
                  $311,129 at 12/31/94                                                       288,858                299,118
             Equity Securities, primarily at market, cost of $66,262 at 9/30/95
              and $78,116 at 12/31/94                                                         85,808                 78,208
             Mortgage Loans                                                                  201,248                203,381
             Investment Real Estate                                                          152,196                135,545
             Loans to Policyholders                                                           98,203                 96,160
             Other Long-Term Investments                                                      16,863                 31,624
             Short-term Investments                                                            1,686                  7,264
                                                                                          ----------             ----------
                Total Investments                                                          1,948,071              1,734,329

           Cash                                                                               47,563                 51,400
           Accrued Investment Income                                                          19,109                 18,708
           Receivables                                                                        44,121                 37,879
           Receivable from Reinsurers                                                        270,954                258,969
           Deferred Acquisition Costs                                                        354,888                357,855
           Buildings and Equipment                                                            77,853                 66,360
           Intangibles Related to Television Operations                                       76,155                 46,934
           Goodwill Related to Insurance Acquisitions                                         40,220                 40,308
           Other Assets                                                                       73,862                 54,522
                                                                                          ----------             ----------
                Total Assets                                                              $2,952,796             $2,667,264
                                                                                          ==========             ==========

           LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

           Liabilities
            Policy Liabilities                                                            $1,844,908             $1,783,623
            Notes, Mortgages and Other Debt                                                  174,758                131,647
            Long Term Debt                                                                   100,000                100,000
            Accrued Income Taxes                                                               7,349                  4,418
            Deferred Income Taxes                                                            138,431                112,707
            Accounts Payable and Accrued Expenses                                             76,341                 66,608
            Other Liabilities                                                                 31,086                 26,856
                                                                                          ----------             ----------
                Total Liabilities                                                          2,372,873              2,225,859
                                                                                          ----------             ----------
           Redeemable Preferred Stock
           1994-A Series, $35.00 redemption value, shares issued and outstanding -
               668,207 in 1995 and 1994                                                       23,387                 23,387
           1994-B Series, $37.50 redemption value, shares issued and outstanding -
               596,485 in 1995 and 598,101 in 1994                                            22,368                 22,429

           Shareholders' Equity
            Common Stock                                                                     157,716                152,956
            Series 1995-A Convertible Preferred Stock, $35.00 redemption value,
               599,985 shares issued and outstanding                                          21,000                    ---
            Unearned Stock Compensation                                                       (6,368)                (5,319)
            Unrealized Investment Gains (Losses)                                              30,904                (53,109)
            Cumulative Foreign Currency Translation Adjustment                                  (290)                (1,491)
            Retained Earnings                                                                331,206                302,552
                                                                                          ----------             ----------
                Total Shareholders' Equity                                                   534,168                395,589
                                                                                          ----------             ----------
                 Total Liabilities, Redeemable Preferred Stock and
                     Shareholders' Equity                                                 $2,952,796             $2,667,264
                                                                                          ==========             ==========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED AND CONDENSED STATEMENTS OF INCOME




                                                                     Three Months ended                    Nine Months ended
                                                                        September 30,                        September 30,
                                                                  ---------------------------         ----------------------------
            (In 000's, except per share data)                       1995               1994             1995                1994
                                                                  --------           --------         --------            --------
                                                                                          (Unaudited)
            REVENUES
             Insurance Premiums & Policy Charges                  $ 83,554           $ 83,498         $252,308            $231,511
             Broadcasting Revenues                                  29,323             23,154           86,210              70,082
             Net Investment Income                                  38,149             34,999          109,321              97,677
             Service Contract Revenue                                2,221              1,336            6,713               4,297
             Realized Investment Gains (Losses)                        (14)            (1,425)          (2,708)                740
                                                                  --------           --------         --------            --------
               Total Revenues                                      153,233            141,562          451,844             404,307
                                                                  --------           --------         --------            --------

            EXPENSES
             Policyholder Benefits                                  58,746             60,189          182,236             166,046
             Commissions                                            14,022             12,684           40,946              36,494
             General Insurance Expenses                             16,559             15,679           50,564              44,868
             Amortization of Deferred Acquisition Costs             11,214             10,103           31,861              31,339
             Broadcasting Expenses                                  21,275             17,138           61,431              50,819
             Interest Expense                                        3,935              3,232           11,138               7,792
             Other Expenses                                          3,860              2,906           11,120               8,840
                                                                  --------           --------         --------            --------
               Total Expenses                                      129,611            121,931          389,296             346,198
                                                                  --------           --------         --------            --------

            Income Before Income Taxes                              23,622             19,631           62,548              58,109
            Provision for Income Taxes                               8,404              6,729           21,387              20,034
                                                                  --------           --------         --------            --------
              NET INCOME                                          $ 15,218           $ 12,902         $ 41,161            $ 38,075
                                                                  --------           --------         --------            --------


            EARNINGS PER SHARE:  (Exhibit 11)                     $    .70           $    .62         $   1.91            $   1.85
            Dividends Per Common Share                                 .17               .155             .495                .465


See Notes to Consolidated and Condensed Financial Statements.

                   THE LIBERTY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED AND CONDENSED STATEMENTS OF
CASH FLOWS

                                                                                     Nine Months Ended September 30,
                                                                                   ------------------------------------
            (In 000's)                                                                1995                      1994
                                                                                   ------------------------------------
                                                                                             (Unaudited)
            OPERATING ACTIVITIES
            Net Income                                                             $   41,161               $    38,075
            Adjustments to reconcile net income to net cash provided (used)
            in operating activities:
                Increase in policy liabilities                                         17,701                    37,849
                Increase (decrease) in accounts payable and accrued liabilities         7,377                    24,398
                (Increase) decrease in receivables                                     (2,743)                   (1,217)
                Amortization of policy acquisition costs                               31,861                    29,705
                Policy acquisition costs deferred                                     (40,952)                  (45,530)
                Realized investment (gains) losses                                      2,708                      (740)
                Gain on sale of operating assets                                       (2,488)                   (2,083)
                Depreciation and amortization                                          14,187                    11,630
                Amortization of bond premium and discount                              (5,003)                   (3,425)
                Provision for deferred income taxes                                     1,687                     4,958
                All other operating activities, net                                     2,413                   (15,395)
                                                                                   ----------               -----------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                  67,909                    78,225

            INVESTMENT ACTIVITIES
            Investment securities sold - available for sale                           108,270                   143,969
            Investment securities matured or redeemed by issuer:
                Available for sale                                                     21,523                    49,989
                Held to maturity                                                       18,542                    58,540
            Cost of investment securities acquired - available for sale              (241,487)                 (284,833)
            Mortgage loans made                                                       (15,446)                  (32,548)
            Mortgage loan repayments                                                   17,316                    16,450
            Purchase of investment real estate, buildings and equipment               (49,028)                  (76,090)
            Sale of investment real estate, buildings and equipment                    22,486                    24,409
            Purchase of short-term investments                                        (33,690)                 (370,497)
            Sales of short-term investments                                            39,347                   381,679
            Net cash paid on purchase of television station                            (8,099)                      ---
            Net cash paid on purchases of insurance companies                             ---                   (48,742)
            All other investment activities, net                                       (2,642)                   (3,175)
                                                                                   ----------               -----------
            NET CASH USED IN INVESTING ACTIVITIES                                    (122,908)                 (140,849)

            FINANCING ACTIVITIES
            Proceeds from borrowings                                                1,690,400                 1,841,806
            Principal payments on debt                                             (1,658,951)               (1,739,736)
            Dividends paid                                                            (12,506)                  (10,619)
            Stock issued for employee benefit and compensation programs                 2,191                     2,602
            Retirement of common stock                                                     (1)                      ---
            Return of policyholders' account balances                                 (26,761)                  (22,186)
            Receipts credited to policyholders' account balances                       56,790                    56,186
                                                                                   ----------               -----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                  51,162                   128,053

            INCREASE (DECREASE) IN CASH                                                (3,837)                   65,429
            Cash at beginning of year                                                  51,400                    29,485
                                                                                   ----------               -----------
            CASH AT END OF PERIOD                                                  $   47,563               $    94,914
                                                                                   ==========               ===========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                               September 30, 1995
                                  (Unaudited)

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


3.      COMMITMENTS AND CONTINGENCIES

        At September 30, 1995, the Company had made commitments as shown below:

        (In 000's)

          Buildings and equipment                                             $ 1,325
          Investment real estate                                                5,081
          Mortgage loans and bonds                                             18,575
          Other                                                                 3,350
                                                                              -------
                                                                              $28,331
                                                                              =======


4.      SUPPLEMENTAL INFORMATION ON INSURANCE OPERATIONS

                                                          Three Months Ended            Nine Months Ended
                                                          ------------------            -----------------
                                                             September 30,                September 30,
                                                             -------------                -------------
                  (In Millions)                          1995            1994           1995         1994
                                                         ----            ----           ----         ----
                  Increase (decrease) in net
                  insurance in force                     (191)            309              13        1,233
                                                         ====             ===          ======       ======

                  Net insurance in force                                               16,877       16,667
                                                                                       ======       ======

                                 PART I, ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Unaudited)

OPERATIONS

Consolidated third quarter net income of $15.2 million increased 18% over 1994's third quarter (see table below). Operating earnings (which exclude net realized investment gains and losses) increased $1.5 million (11%) over 1994's third quarter. Net income reflects realized investment losses (after-tax) of $.1 million in third quarter 1995 versus realized investment losses of $.8 million in third quarter 1994.

Year-to-date net income of $41.2 million increased 8% over the comparable 1994 period. An operating earnings increase of $5.5 million (15%) was offset by realized investment losses totaling $1.9 million in the current year versus realized investment gains of $.5 million in 1994.


                                                         Third Quarter                        Year-to-Date
                                                         -------------                        ------------
                                                      1995           1994                  1995           1994
                                                    -----------------------               ----------------------
            Income Before Income Taxes              $23,622         $19,631               $62,548        $58,109
            Income Taxes                              8,404           6,729                21,387         20,034
                                                    -------         -------               -------        -------
            Net Income                              $15,218         $12,902               $41,161        $38,075
                                                    =======         =======               =======        =======

Excluding realized gains and losses, over the comparable prior year quarter the Company's insurance operations generated an increase in pre-tax income of $2.4 million, broadcasting had an increase of $1.7 million, and the Parent Company had an increased loss of $1.6 million.

The $2.4 million pre-tax earnings increase for insurance operations was primarily driven by Liberty Life, which saw an improvement of $1.3 million versus the comparable prior year period. Compared to the third quarter of 1994, Liberty Life experienced an improvement in policyholder benefit expense, and higher net investment income from residential land and lot sales. These increases were offset slightly by higher deferred acquisition cost amortization associated with higher lapses compared to third quarter 1994. The decision in 1994 to exit the general agency marketing division resulted in a $.3 million improvement in earnings compared to the third quarter 1994. The pre-need business contributed a pretax earnings increase of $.8 million, and Liberty Insurance Services contributed a pre-tax increase of $0.4 million.

The $1.7 million (39%) increase in pretax earnings from broadcasting operations was due to a significant increase in national and local revenues coupled with higher network compensation, and a stronger contribution from the cable operations. Additionally, the acquisition of WLOX-TV contributed to the quarterly improvement compared to the third quarter of 1994.

The major contributing factor to the $1.6 million increase in the parent company's before-tax loss was a higher debt level and higher interest expense due to the impact of rising interest rates on the Company's borrowings.

Consolidated revenues increased $11.7 million (8%) from the prior year third quarter due to a $5.4 million (5%) increase in revenues from the insurance operations driven by higher investment income and service contract revenues, and a $6.2 million increase in broadcasting revenues. Excluding the impact of realized investment gains and losses, consolidated revenues increased $10.3 million (7%).

Broadcasting revenues for the quarter, up $6.2 million (27%), benefited primarily from a $.9 million increase in national revenues, a $3.8 million increase in local revenues, as well as increased network compensation. Revenues related to Cosmos' cable operations, which began last year, were up $.8 million. WLOX-TV contributed $3.8 million of the increase in revenues. The year-to-date increase in broadcasting revenues is driven by the same factors affecting the quarterly comparisons.

The Liberty Corporation and Subsidiaries
Management's Discussion and Analysis of Operations           September 30, 1995





Net investment income increased compared to third quarter 1994 due to a higher volume of land and lot sales occurring this year, primarily residential real estate sales. The year-to-date comparison reflects the impact of having the 1994 acquisitions included for a full year in 1995, versus only seven months in 1994 for American Funeral Assurance Company and North American National Corporation, and six months for State National Capital Corporation.

The $2.7 million (5%) decrease in policyholder benefits was due to a $2.4 million decrease in Liberty Life and a $0.3 million decrease in the pre-need companies. Overall claims experience in the third quarter was the most favorable of the year. The year-to-date increase of $16.2 million (10%) is a result of inclusion of the three 1994 acquisitions mentioned above for a full nine months during 1995.

The 11% increase in amortization of deferred acquisition costs for the quarter was primarily related to an upswing in lapses in home service during the third quarter.

Broadcasting expenses were up 24% for the quarter due to the additional expenses associated with its cable operations as well as expenses related to the WLOX-TV operation. The year to date increase of 21% is due to the same factors driving the quarterly fluctuation.

INVESTMENTS

As of September 30, 1995, approximately 69% of the Company's $1.9 billion consolidated invested assets were in bonds with an overall average credit rating of AA. Less than 5% of the bond portfolio was rated below investment grade.

Approximately 58% of the Company's $1.3 billion bond portfolio at September 30, 1995, was comprised of mortgage-backed securities compared to 54% at December 31, 1994. Certain mortgage-backed securities are subject to significant prepayment or extension risk due to changes in interest rates. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at interest rates comparable to the rates on the prepaid mortgages. In a rising interest rate environment refinancings are significantly curtailed and the payments to the holders of the securities decline, limiting the ability of the holder to reinvest at the higher interest rates. Mortgage-backed pass-through securities and sequential collateralized mortgage obligations ("CMO's"), which comprised 19% of the book value of the Company's mortgage-backed securities at September 30, 1995, and 17% at December 31, 1994, are sensitive to prepayment or extension risk.

The remaining 81% of the Company's mortgage-backed investment portfolio at September 30, 1995, consisted of planned amortization class ("PAC") instruments compared to approximately 83% at December 31, 1994. These investments are designed to amortize in a more predictable manner by shifting the primary prepayment and extension risk of the underlying collateral to investors in other tranches of the CMO.

Mortgage loans of $201.2 million comprised 10% of the consolidated investment portfolio at September 30, 1995. Substantially all of these mortgage loans are commercial mortgages with a loan to value ratio not exceeding 75% when made. These loans are concentrated in the southeast primarily in the states of North Carolina, South Carolina, Georgia, Florida, Virginia, and Tennessee.

Investment real estate at September 30, 1995, of $152.2 million comprised 8% of the consolidated investment portfolio compared to 8% at December 31, 1994.
Four key property types made up approximately 90% of the Company's real estate investment assets: residential land development, business parks, business property rentals and shopping centers.

The majority of the Company's investment real estate is located in South Carolina, Florida, Georgia, and North Carolina.

The Liberty Corporation and Subsidiaries
Management's Discussion and Analysis of Operations           September 30, 1995





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

The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994. As of September 30, 1995, the Company reported an unrealized gain of $30.9 million on fixed maturity securities available for sale and equity securities. This compares with an unrealized loss of $53.1 million at December 31, 1994. Fixed maturities held to maturity had an unrealized gain of $25.9 million which is not reported in the balance sheet, since these securities continue to be carried at cost under SFAS No. 115.

CAPITAL, FINANCING AND LIQUIDITY

The Company's net cash flow from operating activities was $67.9 million for the first nine months of 1995 compared to $78.2 million for the same period of 1994. The Company's net cash used in investing activities was $122.9 million, and cash flow provided from financing activities was $51.2 million. As a result of its activities, the Company had a $3.8 million decrease in cash compared to an increase of $65.4 million in the same period in 1994. The net cash used in investing activities was primarily related to net cash paid on the purchase of WLOX-TV and the purchase of various investment real estate properties. The net cash provided from financing activities was primarily from proceeds from borrowings net of principal payments on debt. The proceeds from borrowings were used to partially finance the acquisition of WLOX-TV.

At September 30, 1995, the Company's borrowings and notes payable amounted to $274.8 million, an increase from the $231.6 million outstanding at December 31, 1994. The increase was primarily a function of borrowings and notes payable related to the WLOX-TV acquisition, as well as borrowings incurred to allow the re-alignment of certain assets within the Company. The total purchase price of WLOX-TV of $41.0 million was funded by borrowing approximately $5.7 million against the credit facility, issuing notes payable totaling $13.5 million, and issuing a new class of convertible preferred stock totaling $21.0 million. The preferred stock has a stated value of $35.00 per share and will pay an annual dividend of 5%. The preferred stock is convertible at any time by the holder into one share of the Company's common stock. Additionally, the Company may redeem the preferred stock at any time beginning five years and one month after the date of issuance for cash, common stock of the Company, or a combination of them both. The 1995-A Series Cumulative Convertible Preferred Stock was only issued to WLOX-TV shareholders in connection with the acquisition of the company and no additional shares of this Series were made available to the public.

The Company uses various interest rate swaps and caps to help minimize the impact of a potential significant rise in short term interest rates. (See the Company's 1994 Annual Report to Shareholders for a description of the interest rate caps in place.) The Company has also entered into an interest rate swap agreement which effectively fixes the rate on the $100 million term loan facility at 5.965% plus a credit spread (currently .75%) based on the ratio of consolidated debt to consolidated cash flow, as defined, and will expire in March 2002. The swap agreement is with a major financial institution which is expected to fully perform under the term of the agreement thereby mitigating the credit risk from the transaction. The agreement is a contract to exchange fixed and floating interest rate payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The Company has not used interest rate swaps or any other derivative financial instruments to manage its interest rate exposure on interest sensitive universal-life type products.

The Liberty Corporation and Subsidiaries
Management's Discussion and Analysis of Operations            September 30, 1995





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

         (b) The filing of Form 8-K was not required during the third quarter of 1995.





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





THE LIBERTY CORPORATION                                Date:  November 9, 1995
(Registrant)




/s/  H. Ray Eanes
-----------------
H. Ray Eanes
Senior Vice President Finance & Treasurer




/s/  John P. Smith
------------------
John P. Smith
Corporate Controller