Form 10-K405
period 1995-12-31
LIBERTY CORP
filed 1996-04-01
CIK 59229

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1995
                                       -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from                 to
                                           ----------------   -----------------

Commission File Number  1-5846
                      ----------

                            THE LIBERTY CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          South Carolina                                         57-0507055
- --------------------------------------                     ---------------------
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)


     Post Office Box 789, Wade Hampton Boulevard, Greenville, S. C. 29602
- --------------------------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code   (864) 609-8436
                                                        -------------------

Securities registered pursuant to Section 12(b) of the Act:


                                                                                              Name of Each Exchange
                      Title of Each Class                                                      on Which Registered
- --------------------------------------------------------------------                         -----------------------
Common Stock, no par value per share                                                         New York Stock Exchange
Rights to Purchase Series A Participating Cumulative Preferred Stock                         New York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.     Yes   X      No
                                                  ------     ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    X
                 ------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1996:


        Common Stock, No Par Value                            $663,003,165
        --------------------------                            ------------

The number of shares outstanding of each of Registrant's classes of common stock as of March 15, 1996:

        Common Stock, No Par Value                              20,091,005
        --------------------------                            ------------

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1995 are incorporated into Part II, Items 5, 6, 7, and 8 by reference.

     Portions of The Liberty Corporation Proxy Statement for the Annual Meeting of Shareholders on May 7, 1996 are incorporated into Part III, Items 10, 11, 12, and 13 by reference.

     This report is comprised of pages 1 through 80. The exhibit index is on page 27.

                                     PART I

ITEM 1. BUSINESS

GENERAL
     The Registrant, The Liberty Corporation ("Liberty" or "the Company") is a holding company engaged through its subsidiaries primarily in the life insurance and television broadcasting businesses.

     The Company's primary insurance subsidiaries are Liberty Life Insurance Company ("Liberty Life") and Pierce National Life Insurance Company ("Pierce National"). During 1995, the insurance operations owned by North American National Corporation ("North American") an insurance holding company acquired by Liberty in 1994, were merged into Pierce National. The insurance subsidiaries of North American consisted of Pan Western Life Insurance Company ("Pan Western"), Brookings International Life Insurance Company ("Brookings"), and Howard Life Insurance Company ("Howard"). In November 1995, American Funeral Assurance Company ("American Funeral"), acquired in 1994, was merged into Pierce National. Together, the insurance subsidiaries offer a diverse
portfolio of individual life and health insurance products.   In addition to
Liberty Life and Pierce National, Liberty Insurance Services Corporation ("Liberty Insurance Services") provides home office support services for unaffiliated life and health insurance companies, as well as for some of the Company's insurance operations. Other subsidiaries of the Company provide investment advisory services to the Company's insurance subsidiaries and unaffiliated insurance companies, and property development and management services to the Company.

     The Company's television broadcasting subsidiary, Cosmos Broadcasting Corporation ("Cosmos"), currently owns and operates eight network affiliated television stations, with the most recent acquisition, WLOX-TV in Biloxi, Mississippi, being acquired in February 1995.

STRATEGY; RECENT DEVELOPMENTS

     The Company's principal strategy is to grow internally and through selective acquisitions, while maintaining its emphasis on cost controls. The Company's operations are generally focused in niche markets where Liberty believes it has the products and expertise to serve the market better than its competitors.

     Liberty will continue to seek opportunities to acquire insurance companies and blocks of business that complement or fit with the Company's existing marketing divisions and product lines. The Company's acquisition strategy has focused on both home service and pre-need businesses. Home service business represents the Company's primary core business, whereas the pre-need business is a relatively new line of business for the Company. The Company largely entered the pre-need business with the acquisition of Pierce National in July 1992. The 1994 pre-need acquisitions significantly strengthened the Company's market position in the pre-need market, which provides life insurance products to pre-fund funeral services. The Company believes that the pre-need business has favorable demographics which can provide attractive future premium and earnings growth. During 1995, the Company completed the consolidation of all of the recently acquired pre-need companies into Pierce National. In conjunction with the consolidation, the Company introduced what it believes to be the most comprehensive pre-need product portfolio in the industry. The product portfolio is marketed under the brand name FamilySide.

     Management's philosophy regarding broadcasting acquisitions is to make selective acquisitions in local markets where it can be among the dominant television stations.

     The following page summarizes the Company's acquisitions since 1992.

                                                                                    Annual Premiums
INSURANCE ACQUISITIONS                                          Date                   Acquired
- -----------------------------------------------------------------------------------------------------
Acquisition of Pierce National Life Insurance Company, a     July 1992             $31 million (1)
California based provider of pre-need life insurance                               (includes $6
                                                                                    million of single
                                                                                    pay premiums)

Acquisition of Magnolia Financial Corporation and its        October 1992           $15 million (1)
subsidiary, Magnolia Life Insurance Company, a Louisiana
based provider of primarily home service life insurance

Acquisition of assets and block of insurance business        April 1993             $7 million (2)
from Estate Assurance Company, a Louisiana                                          (includes $6
based provider of pre-need life insurance                                           million of single
                                                                                    pay premiums)

Acquisition of North American National Corporation and its   February 1994          $24 million (3)
subsidiaries, an Ohio based holding company with insurance                          (includes $5
subsidiaries based in Ohio, Colorado and South Dakota that                          million of single
provide primarily pre-need and other ordinary life                                  pay premiums)
insurance and accident and health insurance

Acquisition of American Funeral Assurance Company, a         February 1994          $59 million (3)
Mississippi based provider of primarily pre-need life                               (includes $44
insurance                                                                           million of single
                                                                                    pay premiums)

Acquisition of State National Capital Corporation and its    April 1994             $10 million (3)
subsidiaries, a Louisiana based provider of primarily
home service life insurance

(1) Represents amount of annualized premiums acquired at the time of acquisition.
(2) Represents amount of annual premiums reported by the selling company in its 1992 annual financial statements filed under applicable statutory requirements.
(3) Represents amount of annual premiums reported by the selling company in its 1993 annual financial statements filed under applicable statutory requirements.


BROADCASTING ACQUISITION

     On February 28, 1995, the Company completed the acquisition of WLOX-TV in Biloxi, Mississippi, bringing to eight the total number of television stations in Cosmos. The purchase price of $40.1 million was funded with a combination of redeemable preferred stock, cash and a note payable. WLOX is an ABC affiliate that carries strong local news and is the top station in its market.

INSURANCE OPERATIONS

     LIBERTY LIFE. Liberty Life is a stock life insurance company engaged in the business of writing a broad range of individual life insurance policies and accident and health insurance policies. Liberty Life is ranked 131st, based on ordinary life insurance in force among approximately 1,200 United States life insurance companies, according to data provided by A.M. Best Company. While Liberty Life is licensed in forty-nine states, and the District of Columbia, its focus has been the Southeast. For 1995, the largest percentages of its premium income were from South Carolina (28%), North Carolina (21%), Louisiana (7%) and Georgia (4%). The Company believes that Liberty Life is the largest provider of home service business in the Carolinas.

     Life insurance and annuity premiums contributed 84% of Liberty Life's total premiums in 1995, 83% in 1994 and 79% in 1993. Accident and health insurance premiums contributed the remainder.

     In 1994, the Company decided to cease sales of its products through its general agency distribution system due to the absence of critical volume. Premiums and policy charges from the general agency division represented approximately 2% of the Company's total premiums and policy charges when the decision to cease sales in this division was made.

     Liberty Life continues to market its insurance products through its Home Service and Mortgage Protection divisions. At December 31, 1995, Liberty Life had approximately 500 employees in its home office in Greenville.

     HOME SERVICE DIVISION. The Home Service Division is Liberty Life's largest division, contributing 69% of Liberty Life's premiums in 1995. Home Service agents of Liberty Life sell primarily individual life, including universal life and interest-sensitive whole life products, as well as health insurance. As of December 1995, the Company had approximately 1,300 agents, managers and support staff in this division operating out of 50 district offices. These agents periodically visit the insureds' homes and businesses to collect premiums. Although the Company has broadened this division's area of concentration beyond the Carolinas, principally through strategic acquisitions, the Company has maintained a regional focus for its home service business on the Southeast.

     MORTGAGE PROTECTION DIVISION. The Mortgage Protection Division contributed 26% of Liberty Life's premiums in 1995. The Mortgage Protection Division sells decreasing term life insurance designed to extinguish the unpaid portion of a residential mortgage upon the death of the insured. This division also sells accidental death, disability income and credit life insurance. A staff of full-time representatives and independent brokers offer these products through more than 1,000 financial institutions located throughout the United States. The Company supports the marketing of these products through direct mail and phone solicitations.

     PIERCE NATIONAL. Pierce National provides life insurance products which pre-fund funeral services, referred to as pre-need policies. Pierce National, a stock life insurance company acquired in July 1992, is domiciled in California, but its principal executive and administrative offices are in Greenville, South Carolina. Pre-need policies consist primarily of ordinary life insurance policies for which the premiums are paid in a single payment at the outset or primarily over a three, five or ten-year period. In April 1993, Pierce National acquired through coinsurance all of the ordinary life insurance, representing pre-need life insurance, of Estate Assurance Company, effective as of January 1, 1993. In 1994, Liberty acquired North American National Corporation, an insurance holding company, and American Funeral. As previously mentioned, the insurance subsidiaries of North American and American Funeral were merged into Pierce National during 1995.

     Pierce National is currently licensed in forty-one states, the District of Columbia, and ten Canadian provinces. The current plan is to seek licensure in the majority of the remaining states and the province of Quebec. The largest percentages of premium income for 1995 came from Canada (14%), Mississippi (10%) and California (8%).

     At December 31, 1995, the Pierce National employed approximately 30 people in its home office in Greenville who perform marketing, administrative and clerical duties. Policy administration for Pierce National is carried out by Liberty Insurance Services who employs approximately 85 people in this area.

     PREMIUM BREAKDOWN. The following table sets forth the insurance premiums and policy charges for Liberty Life's marketing and distribution divisions and Pierce National for the years ended December 31.


(In 000's)                  1995      1994      1993
- ------------------------------------------------------
Liberty Life
Home Service              $138,714  $136,187  $137,919
Mortgage Protection         53,105    49,985    54,058
General Agency Marketing     5,966     6,143     5,906
Other                        3,235     1,384     1,670
- ------------------------------------------------------
                           201,020   193,699   199,553

Pierce National            130,350   122,090    51,369
- ------------------------------------------------------
Total                     $331,370  $315,789  $250,922
- ------------------------------------------------------

     UNDERWRITING PRACTICES. Liberty Life's underwriting practices for ordinary life insurance require medical examinations for applicants over age 60 or for policies in excess of certain prescribed face amounts. In accordance with the general practice in the life insurance industry, Liberty Life writes life insurance on substandard risks at increased premium rates. Generally, home service life insurance for non-universal life products is written for amounts under $5,000 and typically no medical examination is required.
Mortgage protection life insurance is usually written without medical examination. Substantially all pre-need policies are written for amounts under $5,000, and no medical examination is required unless the applicant requests a preferred rate.

     REINSURANCE. The Company's insurance subsidiaries use reinsurance in two distinct ways: first, as a risk management tool in the normal course of business and second, in isolated strategic transactions to effectively buy or sell blocks of in force business. The Company has ceded $4.6 billion (21%) of its $21.4 billion insurance in force to other companies; however, the Company's insurance subsidiaries remain liable with respect to reinsurance ceded should any reinsurer be unable to meet the obligations it has or will assume.

     For the years ended December 31, 1995, 1994 and 1993, Liberty had ceded life insurance premiums of $27.8 million, $26.4 million, and $26.1 million, respectively. Accident and health premiums ceded made up the remainder of ceded premiums which were $6.9 million, $3.7 million, and $3.5 million for the years ended December 31, 1995, 1994 and 1993, respectively.

     RISK MANAGEMENT REINSURANCE TRANSACTIONS. Liberty Life reinsures with other insurance companies portions of the life insurance it writes in order to limit its exposure on large or substandard risks. The maximum amount of life insurance that Liberty Life will retain on any life is $300,000, plus an additional $50,000 in the event of accidental death. This maximum is reduced for higher ages and for special classes of risks. The maximum amount of life insurance Pierce National will retain on any life is $50,000. Insurance in excess of the retention limit is either automatically ceded under reinsurance agreements or is reinsured on an individually agreed basis with other insurance companies. Liberty Life has ceded a significant portion of its risks on accidental death and disability coverage to other insurance companies. Liberty Life and Pierce National also have coverage for catastrophic accidents. At December 31, 1995, Liberty Life and Pierce National had ceded, in the normal course of business, portions of their risks to a number of other insurance companies.

     STRATEGIC REINSURANCE TRANSACTIONS. In 1991, 80% or $3.2 billion face amount of Liberty Life's General Agency Marketing Division net insurance in force was coinsured with Life Reassurance Corporation ("Life Re"). The original agreement with Life Re provided for the coinsurance of 50% of this division's insurance in force issued after 1991. Effective July 1, 1995, the amount coinsured on policies written after December 31, 1991, was increased to 80%. The total face value of amounts ceded to Life Re at December 31, 1995 was $2.9 billion. Under terms of the agreement, assets supporting the business ceded are required to be held in escrow.

     In order to facilitate the 1991 acquisition through reinsurance of a block of business from Kentucky Central Life Insurance Company, Liberty Life coinsured 50% of its home service traditional life insurance business with Lincoln National Life Reinsurance Company. The Lincoln National reinsurance has been accounted for under generally accepted accounting principles as financial reinsurance. The reinsurance contract contains an escrow agreement that requires assets equal to the reserves reinsured, as determined under statutory accounting principles, be held in escrow for the benefit of this block of business.

     The Company uses assumption reinsurance to effectively acquire blocks of in force business by acting as the "reinsurer" for other insurance companies. For instance, the Company acquired the Kentucky Central and Estate Assurance blocks in this manner.

     OPERATIONS. The administrative functions of underwriting and issuing new policies, and the ongoing servicing and claims settlement of in force policies, are centralized at the home office in Greenville, South Carolina. In acquiring additional blocks of insurance business, the Company's strategy is to integrate the administrative functions into its existing operations, either directly or through Liberty Insurance Services, as soon as practical after the effective date of the acquisition. The Company believes that this centralization permits economies of scale and promotes greater cost efficiencies.

     The Company's insurance operation services approximately 3.0 million policies representing $21.4 billion of life insurance in force, of which $4.6 billion of insurance in force has been ceded to other companies. Approximately 200,000 policies representing $3.0 billion of life insurance in force were issued during 1995. The Company intends to continue its focus on reducing the unit costs of administrative services by increasing the volume of business through acquisitions of blocks of business similar in nature to its existing business, by internal growth in those businesses, and by investing in up-to-date technology to further improve efficiency in its operations.

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

     Beginning in 1996, the operations of Liberty Insurance Services are expected to be combined in a joint venture with Continuum Administrative Services Company, the third party administrative arm of The Continuum Company. The joint venture, operating under the name of ALLIANCE-ONE Services, LP, will be the largest third party administrator of life insurance business in the United States. Liberty will have a 40% ownership interest in the joint venture.

     INSURANCE COMPETITION AND RATINGS The Company's insurance subsidiaries compete with numerous United States and Canadian insurance companies, some of which have greater financial resources, broader product lines and larger staffs. In addition, banks and savings and loan associations in some jurisdictions compete with the Company's insurance subsidiaries for sales of life insurance products, and the insurance subsidiaries compete with banks, investment advisors, mutual funds and other financial entities to attract investment funds generally.

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

     The Company currently believes that it ranks third nationally in mortgage protection insurance with an estimated 13% market share. Slightly over 85% of the mortgage protection market share is believed to be held by four companies and 40% of the market is held by the market leader.

     Various independent companies issue ratings assessing the ability of insurance companies to meet their policyholder and other contractual obligations, as well as assessing the overall financial performance and strength of companies. The most widely used ratings are those prepared and published by A.M. Best Company, Inc. Ratings by A.M. Best range from "A++" (Superior) to "F" (In Liquidation). In the Best's Rating Monitor published March, 11, 1996, Liberty Life was rated "A" (Excellent) and Pierce National was rated "B++" (Very Good). Liberty Life also has a current claims-paying rating of "AA" (Very High) by Duff & Phelps Credit Rating Co. The rating agencies base their ratings on information provided by the insurer and their own analysis, studies and assumptions. The ratings apply only to the specific company rated and do not extend to The Liberty Corporation as a whole, nor are the ratings a recommendation to buy, sell or hold securities. The agencies can change or withdraw their published ratings at any time the agency deems circumstances warrant a change. Should Liberty Life's or Pierce National's rating be downgraded, sales of their products and persistency of the existing in-force business could be adversely affected. Insurance company ratings are generally considered to be more important in the annuity and general agency markets, neither of which are major markets for Liberty Life or Pierce National.

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

     The NAIC and state regulatory authorities require the Asset Valuation Reserve or "AVR" and the Interest Maintenance Reserve or "IMR" to be established as a liability on a life insurer's statutory financial statements, but do not affect financial statements of the Company prepared in accordance with generally accepted accounting principles. AVR establishes a statutory reserve for mortgage loans, equity real estate and joint ventures, as well as for fixed maturities and common and preferred stock. AVR generally captures all realized and unrealized gains and losses on such assets, other than those resulting from changes in interest rates. IMR captures the net gains or losses that are realized upon the sale of fixed income securities (bonds, preferred stocks, mortgage-backed securities and mortgage loans) and that result from changes in the overall level of interest rates, and amortizes these net realized gains or losses into income over the remaining life of each investment sold, thus limiting the ability of an insurer to enhance statutory surplus by taking gains on fixed income securities. The IMR and AVR requirements have not had a material impact on the Company's insurance subsidiaries' surplus nor Liberty Life's ability to pay dividends to the parent company.

     In recent years the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to decrease the risk of insolvency of insurance companies in general. These initiatives include the implementation of a risk-based capital formula for determining adequate levels of capital and surplus and further restrictions on an insurance company's payment of dividends to its shareholders. To date, South Carolina has not adopted the NAIC risk-based capital model act; however, it does require prior notice to the South Carolina Commissioner of Insurance of dividend distributions to shareholders, and permits the Commissioner to disapprove or limit the dividend within 30 days of notice if the dividend or distribution is deemed an unreasonable strain on surplus.

The NAIC risk-based capital model act or similar initiatives may be adopted by South Carolina or the various states in which Liberty Life and the Company's other insurance subsidiaries are licensed, but the ultimate content and timing of any statutes and regulations adopted by the states cannot be determined at this time.

     Under the NAIC's risk-based capital requirements ("RBC"), insurance companies must calculate and report information under a risk-based capital formula in their annual statutory financial statement. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC requirements provide for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for the insurance company to submit a plan to improve its capital, to regulatory control of the insurance company. The RBC ratios for the Company's insurance subsidiaries significantly exceed the minimum capital requirements at December 31, 1995.

     Another NAIC Model Act limits dividends that may be paid in any calendar year without regulatory approval to the lesser of (i) 10% of the insurer's statutory surplus at the prior year-end, or (ii) the statutory net gain from operations of the insurer (excluding realized capital gains and losses) for the prior calendar year. The current South Carolina statutes applicable to Liberty Life do not conform to the NAIC Model Act (South Carolina limits dividends to the greater of 10% of statutory surplus or gain from operations). Under current South Carolina law, without prior approval from the South Carolina Commissioner of Insurance, dividend payments from Liberty Life to the Company are limited to the greater of the prior year's statutory gain from operations or 10% of the prior year's statutory surplus. The maximum allowable dividend that can be paid in 1996 without approval from the South Carolina Insurance Commissioner is $24.8 million. Actual dividends and distributions paid by Liberty Life were $20.0 million in 1995, $20.3 million in 1994, and $22.0 million in 1993. Under regulations effective July 1, 1995, the South Carolina Insurance Department must be notified of all dividends and distributions to shareholders within five days following the declaration, and at least ten days prior to the payment of the dividend or distribution, and will have the authority to limit the amount of any dividends or distributions. Extraordinary dividends, defined as distributions that, together with all other distributions within a 12 month period, exceed the greater of the net gain from operations or 10% of statutory surplus, cannot be made without the approval of the South Carolina Insurance Department, unless the department has not disapproved the payment within 30 days following the notice of the declaration. The current California statutes applicable to Pierce National limit dividend payments to the Company to the greater of 10% of statutory surplus or the prior year's net gain from operations (excluding realized capital gains and losses). The maximum allowable dividend that Pierce National can pay during 1996 will be $5.1 million; however, the Company does not currently plan to seek dividends from Pierce National during 1996. During 1995, Pierce National paid $2.6 million in dividends to Liberty.

     In accordance with the rules and practices of the NAIC and in accordance with state law, every insurance company is generally examined once every three years by examiners from its state of domicile and from several of the other states where it is licensed to do business. Examinations of Liberty Life and Pierce National for the periods ended December 31, 1994 have been completed and the reports issued did not indicate any significant areas of concern.

     The Office of the Superintendent of Financial Institutions -- Canada, and the Canadian provinces regulate and supervise the Canadian operations of Pierce National in the same manner as the NAIC and the states. Separate financial statements are required to meet the Canadian regulatory requirements and a separate examination is conducted by the Canadian regulatory agencies.

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

BROADCASTING OPERATIONS

     Cosmos currently owns and operates the following television stations, seven of which were ranked No. 1 in their market by the November 1995 Nielsen ratings.


Station             Primary Market                 Affiliation      VHF/UHF
- -------             --------------                 -----------      -------
WAVE-TV             Louisville, Kentucky           NBC              VHF
WIS-TV              Columbia, South Carolina       NBC              VHF
WSFA-TV             Montgomery, Alabama            NBC              VHF
KPLC-TV             Lake Charles, Louisiana        NBC              VHF
WTOL-TV             Toledo, Ohio                   CBS              VHF
KAIT-TV             Jonesboro, Arkansas            ABC              VHF
WFIE-TV             Evansville, Indiana            NBC              UHF
WLOX-TV             Biloxi, Mississippi            ABC              VHF

     Cosmos has approximately 800 full-time employees and 110 part-time employees, including its cable sales operations in Columbia, SC, Florence, SC, Sumter, SC and Frankfort, KY.

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

     The NBC affiliation contracts with each of Cosmos' NBC affiliated stations have been continuously in effect for over thirty-nine years. Cosmos' CBS and ABC affiliation contracts have each been continuously in effect for approximately thirty years.

     SOURCES OF COSMOS' TELEVISION OPERATING REVENUES. The following table shows the approximate percentage of Cosmos' gross television operating revenues by source excluding other income for the three years ended December 31, 1995:


Year ended December 31          1995  1994  1993
- ------------------------------------------------
Local and Regional Advertising    60%   57%   60%
National Spot Advertising         28    30    32
Network Compensation               9     7     7
Political Advertising              3     6     1

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

     A television station's rates are primarily determined by the estimated number of television homes it can provide for an advertiser's message. The estimates of the total number of television homes in the market and of the station's share of those homes is based on the AC Nielsen industry-wide television rating service. The demographic make-up of the viewing audience is equally important to advertisers. A station's rate card for national and local advertisers takes into account, in addition to audience delivered, such variables as the length of the commercial announcements and the quantity purchased. The payments by a network to an affiliated station are largely determined by the total homes delivered, the relative preference of the station among the viewers in the market area and other factors related to management and ownership.

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

     Federal law now requires that cable operators negotiate with television operators for the right to carry a station's signal (programs) on cable systems. Cosmos recently used this "retransmission consent" negotiation to forge long-term partnerships with cable operators with the purpose of developing secondary revenue streams from programs and services specifically produced for cable. In 1994 Cosmos formed CableVantage Inc., a marketing company designed to assist local cable operators in the sale of commercial time available in cable network programs.

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

     The Telecommunications Act signed into law in 1996 (the "1996 Act") changed many existing regulations concerning, among other things, the ownership of television stations. Under previous regulations governing multiple ownership, a license to operate a television station generally would not be granted to any person (or persons under common control) if such person directly or indirectly held a significant interest in more than 12 television stations or less than 12 television stations if their audience coverage exceeded 25% of total United States households. The 1996 Act allows for unlimited ownership of stations as long as the audience coverage does not exceed 35% of total households.

Previous FCC regulations also limited ownership of television stations by those having interests in cable television systems and daily newspapers serving the same service area as the television stations. The 1996 Act dropped the station/cable same market ownership prohibition. The 1996 Act also lengthened the term for which television broadcasting licenses may be granted from a maximum term of five years to a maximum term of eight years. In the absence of adverse findings by the FCC as to the licensee's qualification, licenses are usually renewed without hearing by the FCC for additional eight year terms. Cosmos' renewal applications have always been granted without hearing for the full term. The loosening of the ownership provisions, as well as the other provisions included in the 1996 Act, are not expected to have any immediate impact on the operations of Cosmos.

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

W. HAYNE HIPP, Age 56
 Chairman of the Board of Liberty since May, 1995
 President and Chief Executive Officer of Liberty since September, 1981 Chairman of the Board of Liberty Life from January, 1979 -- February, 1988; September, 1989 -- present
 Chairman of the Board of Cosmos -- May , 1989 -- February, 1992

MARTHA G. WILLIAMS, Age 53
 Vice President, General Counsel & Secretary of Liberty since January, 1982
 Vice President, General Counsel & Secretary of Liberty Life since January, 1982 Secretary and Counsel of Cosmos since February, 1982

H. RAY EANES, Age 55
 Senior Vice President of Finance and Treasurer of Liberty since May, 1994 Prior to joining Liberty was Vice Chairman -- Finance and Administration of Ernst & Young LLP

W. KENNETH HUNT, III, Age 42
 President of Liberty Life Insurance Company since December, 1994
 President of Pierce National Life Insurance Company from September, 1993 to December, 1994
 President of Liberty Insurance Services Corporation from August, 1991 to
  September, 1993
 Chief Financial Officer of Liberty Life Insurance Company from February,
  1987 to August, 1991

JENNIE M. JOHNSON, Age 48
 President of Pierce National Life Insurance Company since August, 1995
 Vice President, Administration of Liberty from February, 1994 to August, 1995 Vice President, Planning of Liberty from February, 1986 to December, 1994

JAMES M. KEELOR, Age 53
 President of Cosmos since February, 1992
 Vice President, Operations, of Cosmos from December, 1989 to February, 1992

M. PORTER B. ROSE, Age 54
 President, Liberty Insurance Services, Inc. since June, 1995 President, Liberty Investment Group, Inc. since March, 1992 Chairman, Liberty Capital Advisors, Inc. since January, 1987 Chairman, Liberty Properties Group, Inc. since January, 1987

JOHN P. SMITH, Age 43
 Controller of Liberty since September, 1994
 Previously Vice President/Finance of Liberty Life Insurance Company

OTHER BUSINESS

     In addition to the operating subsidiaries, the Company has other minor organizations. These include the Company's administrative staff, an investment advisory company, a property development & management company and transportation operations.

RESEARCH ACTIVITIES

     The Company and its subsidiaries do not have a formal program of research on new or improved products. As a part of its operation, each company continues to seek improved methods and products. No material amounts were spent in this area during 1995.

INDUSTRY SEGMENT DATA

     Information concerning the Company's industry segments is contained in Selected Financial Data on page 40 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 30 of this report and is incorporated in this Item 1 by reference.


ITEM 2. PROPERTIES

     MAIN OFFICES. The main office of the Company, Liberty Life, Pierce National, Liberty Insurance Services, and Cosmos is located on a 30-acre tract in Greenville, SC, and consists of three buildings totaling approximately 360,000 square feet plus parking. The main office facilities are owned by the Company and Liberty Life. Liberty Life leases branch office space in various cities. Leases are normally made for terms of one to ten years.

     Cosmos owns its television broadcast studios, office buildings and transmitter sites in Columbia, SC; Montgomery, AL; Toledo, OH; Louisville, KY; Evansville, IN; Jonesboro, AR; Lake Charles, LA; and Biloxi, Mississippi.


ITEM 3. LEGAL PROCEEDINGS

     In January 1996, a lawsuit was filed against the Company alleging breach of contract in connection with an agreement to develop a state-of-art software system to administer the Company's insurance operations. The suit was filed by the software developer. Management of the Company, after consultation with legal counsel, believes that the lawsuit filed against the Company is without merit and intends to contest the suit vigorously. The Company believes the suit filed against it was in response to a suit filed by the Company in connection with failure of the software developer to deliver the system. The suit against the software developer seeks to recover amounts paid to the software developer, and other costs incurred by the Company, in an attempt to develop the system. The Company believes it will be successful in its lawsuit against the software developer; however, no reasonable estimate of the amount of the recovery is known at this time.

     In December 1995, a lawsuit was filed against the Company alleging breach of contract. The lawsuit relates to a transaction in which the Company was unsuccessful in acquiring certain entities partially owned by the plaintiff. Management, after consultation with legal counsel, believes the lawsuit is without merit and intends to contest the suit vigorously.

     Other than the suits mentioned above, the Company is not currently engaged in legal proceedings of material consequence other than ordinary routine litigation incidental to its business. Any proceedings reported in prior filings have been settled or otherwise satisfied.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     None



                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY STOCKHOLDER MATTERS

     Information concerning the market for the Company's Common Stock and related stockholder matters is contained on the inside back cover of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 29 of this report and is incorporated in this Item 5 by reference.


ITEM 6. SELECTED FINANCIAL DATA

     Selected Financial Data for the Company is contained on page 40 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 30 of this report and is incorporated in this Item 6 by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is contained on pages 9-13, 16-18 and 21 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 31 - 38 of this report and is incorporated in this Item 7 by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

     The Company's Consolidated Financial Statements and Report of Independent Auditors are contained on pages 8, 14, 15, 19, 20, and 22 - 39 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 39 - 61 of this report and are incorporated in this Item 8 by reference.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Company is contained in The Liberty Corporation Proxy Statement for the May 7, 1996 Annual Meeting of Shareholders and is incorporated in this Item 10 by reference.

     Information concerning Executive Officers of the Company is submitted in a separate section of this report in Part I, Item 1 on page 12 and is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning Executive Compensation and transactions is contained in The Liberty Corporation Proxy Statement for the May 7, 1996 Annual Meeting of Shareholders and is incorporated in this Item 11 by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning Security Ownership of Certain Beneficial Owners and Management is contained in The Liberty Corporation Proxy Statement for the May 7, 1996 Annual Meeting of Shareholders and is incorporated in this Item 12 by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning Certain Relationships and Related Transactions is contained in The Liberty Corporation Proxy Statement for the May 7, 1996 Annual Meeting of Shareholders and is incorporated in this Item 13 by reference.



                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) AND (2).   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES

     The following consolidated financial statements of The Liberty Corporation and Subsidiaries are included in the Company's Annual Report to Shareholders for the year ended December 31, 1995, filed as Exhibit 13 to this report and incorporated in Item 8 by reference:

       Consolidated Balance Sheets -- December 31, 1995 and 1994
       Consolidated Statements of Income -- For Each of the Three Years Ended
        December 31, 1995
       Consolidated Statements of Cash Flows -- For Each of the Three Years
        Ended December 31, 1995
       Consolidated Statements of Shareholders' Equity -- For Each of the Three
        Years Ended December 31, 1995
       Notes to Consolidated Financial Statements -- December 31, 1995
       Report of Independent Auditors

     The following consolidated financial statement schedules of The Liberty Corporation and Subsidiaries are included in Item 14(d):

     I-    Summary of Investments
     II- Condensed Financial Statements of The Liberty Corporation (Parent Company)
     III-  Supplementary Insurance Information
     IV -  Reinsurance
     V -   Valuation and Qualifying Accounts and Reserves

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission, but which are excluded from this report, are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (A)(3).LIST OF EXHIBITS

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

  4.3 See Credit Agreement dated March 21, 1995 (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10Q for the quarter ended June 30, 1995 and incorporated herein by reference).

  10.  See Credit Agreement dated March 21, 1995 (filed as Exhibit 4.3).

  11. The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation

  13. Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1995:
       Market for the Registrant's Common Stock and Related Security Stockholder Matters
       Selected Financial Data
       Management's Discussion and Analysis of Financial Condition and Results
        of Operations
       Financial Statements and Supplementary Information:
          Consolidated Balance Sheets - December 31, 1995 and 1994 Consolidated Statements of Income - For the three years ended
             December 31, 1995
          Consolidated Statements of Cash Flows - For the three years ended
             December 31, 1995
          Consolidated Statements of Shareholders' Equity - For the three years ended December 31, 1995
        Notes to Consolidated Financial Statements - December 31, 1995
        Report of Independent Auditors

  21.  The Liberty Corporation and Subsidiaries, List of Subsidiaries

  23.  Consent of Independent Auditors

  24.   A.   Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's 10-K filed for the year ended December 31, 1983

        B. Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's 10-K filed for the year ended December 31, 1985

        C. Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's 10-K filed for the year ended December 31, 1986

        D. Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's 10-K filed for the year ended December 31, 1989

        E. Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's 10-K filed for the year ended December 31, 1994

        F. Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's 10-K filed for the year ended December 31, 1995

  27.  Financial Data Schedule

  99.  Additional Exhibits

        A. Annual Statement on Form 11-K for The Liberty Corporation and Related Adopting Employers' 401(k) Thrift Plan for the year ended December 31, 1995


(b).   REPORTS ON FORM 8-K FILED IN 1995

       None


(c).   EXHIBITS FILED WITH THIS REPORT

 3.1   Amendment to Articles of Incorporation, as amended through March 15,
       1995.

  11. The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation

  13. Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1995:
       Market for the Registrant's Common Stock and Related Security
        Stockholder Matters
       Selected Financial Data
       Management's Discussion and Analysis of Financial Condition and Results
         of Operations
       Financial Statements and Supplementary Information:
         Consolidated Balance Sheets - December 31, 1995 and 1994
         Consolidated Statements of Income - For the three years ended
          December 31, 1995
         Consolidated Statements of Cash Flows - For the three years ended
          December 31, 1995
         Consolidated Statements of Shareholders' Equity - For the three years ended December 31, 1995
       Notes to Consolidated Financial Statements - December 31, 1995
       Report of Independent Auditors

  21.  The Liberty Corporation and Subsidiaries, List of Subsidiaries

  23.  Consent of Independent Auditors

  24. Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's 10-K filed for the year ended December 31, 1995.

  27.  Financial Data Schedule

  99.  Additional Exhibits

       A. Annual Statement on Form 11-K for The Liberty Corporation and Related Adopting Employers' 401(k) Thrift Plan for the year ended December 31, 1995

(d).  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES FILED WITH THIS REPORT

        I-  Summary of Investments - December 31, 1995
        II- Condensed Financial Statements of The Liberty Corporation (Parent
            Company) December 31, 1995 and 1994
        III-Supplementary Insurance Information - For the Three Years Ended
            December 31, 1995
        IV- Reinsurance - For the Three Years Ended December 31, 1995
        V- Valuation and Qualifying Accounts and Reserves - For the Three Years Ended December 31, 1995

                                                                      Schedule I
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                               DECEMBER 31, 1995
                                   (In 000's)


                                                                                    Amount at Which
                                                                                    Shown on Balance
                Type of Investment                     Cost            Value             Sheet
- -------------------------------------------------   ----------      ----------      ----------------
Fixed maturity securities, available for sale
  Bonds:
   United States Government and government agencies
    and authorities                                 $  512,740      $  542,696        $  542,696
   States, municipalities, and political subdivisions      294             333               333
   Foreign governments                                  93,819          95,031            95,031
   Public utilities                                    153,876         174,072           174,072
   Convertibles and bonds with warrants attached           515             528               528
   All other corporate bonds                           575,584         606,222           606,222
  Redeemable preferred stocks                           46,496          48,157            48,157
                                                    ----------      ----------        ----------
  Total                                              1,383,324      $1,467,039         1,467,039
                                                    ----------      ==========        ----------
Equity securities, available for sale
  Common stocks:
   Public utilities                                          -                                 -
   Banks, trusts and insurance companies            $    4,767       $   8,354        $    8,354
   Industrial, miscellaneous, and all other             21,228          31,982            31,982
  Nonredeemable preferred stocks                        42,642          42,172            42,172
                                                    ----------      ----------        ----------
  Total                                                 68,637       $  82,508            82,508
                                                    ----------      ==========        ----------
Mortgage loans on real estate                          213,223                           213,223
Investment real estate                                 135,306                           135,306
Policy loans                                            98,369                            98,369
Other long-term investments                             27,535                            27,535
                                                    ----------                        ----------
Total investments                                   $1,926,394                        $2,023,980
                                                    ==========                        ==========

                                                                     Schedule II


                   THE LIBERTY CORPORATION (PARENT COMPANY)
                           CONDENSED BALANCE SHEETS
                          DECEMBER 31, 1995 and 1994
                        (In $000's, except share data)



ASSETS                                                                        1995        1994
- ------                                                                     ----------  ----------
Cash                                                                       $      466  $    6,835
Investment securities                                                             679         661
Short term investments                                                              -       3,409
Loans, notes and other receivables                                              9,953       8,744
Investment properties, at cost less accumulated depreciation of
  $8,432 in 1995 and $7,659 in 1994                                            70,875      70,723
Other long-term investments                                                    11,689       2,558
Buildings and equipment, at cost less accumulated depreciation of
  $9,863 in 1995 and $8,766 in 1994                                            21,379      19,951
Investment in affiliated companies*                                           652,420     515,476
Intercompany debt and advances*                                                96,606      29,348
Income taxes recoverable                                                       12,053       8,620
Deferred income tax (liabilities) benefits                                        (59)      2,305
Other assets                                                                    9,865       8,615
                                                                           ----------  ----------
                                                                           $  885,926  $  677,245
                                                                           ==========  ==========
LIABILITIES, REDEEMABLE PREFERRED
    STOCK AND SHAREHOLDERS' EQUITY

Liabilities
  Notes, mortgages and other debt                                          $  249,881  $  222,392
  Accounts payable and accrued expenses                                        10,959       8,481
  Other liabilities                                                               965       3,459
                                                                           ----------  ----------
    Total liabilities                                                         261,805     234,332

Redeemable Preferred Stock
  1994-A Series, $35.00 redemption value, 668,207
    shares issued and outstanding                                              23,387      23,387
  1994-B Series, $37.50 redemption value, 594,126 and 598,101
    shares issued and outstanding in 1995 and 1994, respectively               22,280      22,429

Shareholders' equity
  Common stock
   Authorized - 50,000,000 shares, no par value
    Issued and Outstanding - 20,060,629 in 1995 and 19,841,470 in 1994        158,735     152,956
   Convertible Preferred Stock, 1995-A Series,
    599,985 shares issued and outstanding                                      20,999         ---
  Unearned stock compensation                                                  (6,050)     (5,319)
  Unrealized appreciation (depreciation) on fixed maturity securities
    available for sale and equity securities of subsidiaries                   57,986     (53,109)
  Cumulative foreign currency translation adjustment                             (999)     (1,491)
  Retained earnings                                                           347,783     304,060
                                                                           ----------  ----------
    Total shareholders' equity                                                578,454     397,097
                                                                           ----------  ----------
                                                                           $  885,926  $  677,245
                                                                           ==========  ==========

     * Eliminated in consolidation.
     See notes to condensed financial statements.

                                                                     Schedule II


                   THE LIBERTY CORPORATION (PARENT COMPANY)
                        CONDENSED STATEMENTS OF INCOME
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                 (In $000's)


                                         1995         1994        1993
                                       --------    ---------    --------
REVENUES
 Dividends from subsidiaries*          $ 45,331    $  39,973    $ 31,209
 Interest-unaffiliated                    1,151          553          59
 Intercompany interest*                   8,303        7,068       6,933
 Realized investment losses              (3,195)         ---         ---
 Other                                   30,059       25,927      25,723
                                       --------    ---------    --------
    Total Revenues                       81,649       73,521      63,924
EXPENSES
 Salaries and wages                       9,803        7,526       6,072
 Interest-unaffiliated                   14,867       10,475       9,360
 Intercompany interest*                   4,072        3,145       3,642
 Taxes and licenses                       1,508        1,206         821
 Depreciation and amortization            5,275        4,552       3,718
 Other                                   20,874       22,051      23,682
                                       --------    ---------    --------
    Total Expenses                       56,399       48,955      47,295
Income before income taxes and
 cumulative effect of accounting
 changes                                 25,250       24,566      16,629
Income tax benefits                      (7,359)      (5,880)     (4,859)
                                       --------    ---------    --------
Income before cumulative effect
 of accounting changes                   32,609       30,446      21,488
Cumulative effect of accounting
 changes                                    ---          ---        (155)
                                       --------    ---------    --------
                                         32,609       30,446      21,333
Earnings of subsidiaries
 net of dividends paid to parent*        27,928       (4,371)     16,202
                                       --------    ---------    --------
NET INCOME                             $ 60,537***  $ 26,075**  $ 37,535**
                                       ========     ========    ========

*    Eliminated in consolidation.
** Differs from consolidated net income by $103 and $1,612 in 1994 and 1993, respectively, due to gains recognized on a consolidated basis previously recognized by subsidiaries on intercompany transactions. Gains were deferred on a consolidated basis until completion of the earnings process.
*** Differs from consolidated net income by $1,184 due to gains deferred on a consolidated basis until completion of the earnings process.

See notes to condensed financial statements.

                                                                     Schedule II


                   THE LIBERTY CORPORATION (PARENT COMPANY)
                      CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                 (In $000's)

                                                           1995             1994               1993
                                                   ------------     ------------       ------------
OPERATING ACTIVITIES
Net income                                         $     60,537     $     26,075       $     37,535
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                           5,275            4,552              3,718
  Provision for deferred income taxes                     2,740            2,754             (2,834)
  Earnings from subsidiary operations, net of
   dividends paid to parent                             (27,928)           4,371            (16,202)
  (Gain) loss on disposal of assets                      (3,231)          (2,989)             2,299
  Realized investment losses                              3,195               --                ---
  Change in operating assets and liabilities:
   Increase in intercompany debt and advances*          (27,434)          (9,426)            (1,266)
   Increase in accounts and notes receivable             (1,209)             (97)            (7,907)
   Increase (Decrease)in accounts payable and
    accrued expenses                                      2,478            2,212               (970)
   Increase in other assets                              (1,250)          (5,334)            (1,188)
   Increase (Decrease) in other liabilities, and
    accrued income taxes                                 (5,927)            (969)             3,075
  Other                                                   1,144           (3,869)              (602)
                                                   ------------     ------------       ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                              8,390           17,280             15,658

INVESTING ACTIVITIES
Additional investment in subsidiaries*                      ---           (1,907)            (6,500)
Reduction in investment in subsidiaries*                  4,048           10,000             10,000
Purchase of investment properties                       (34,177)         (33,198)           (19,055)
Sale of investment properties                            31,997           15,125             23,080
Net cash paid on purchase of insurance business             ---          (65,212)               ---
Net cash paid on purchase of broadcasting business       (5,638)             ---
Other                                                    (9,264)             ---                (48)
                                                   ------------     ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                   (13,034)         (75,192)             7,477


FINANCING ACTIVITIES
Proceeds from borrowings                              1,901,001        2,537,169          2,192,635
Principal payments on debt                           (1,888,820)      (2,462,620)        (2,219,351)
Dividends paid                                          (16,814)         (14,358)           (13,108)
Stock issued for employee benefit and performance
 incentive compensation programs                          2,908            3,487              7,181
Common stock offering                                       ---              ---              8,544
                                                   ------------     ------------       ------------
NET CASH PROVIDED (USED) IN FINANCING
  ACTIVITIES                                             (1,725)          63,678            (24,099)


INCREASE (DECREASE) IN CASH                              (6,369)           5,766               (964)
Cash at beginning of year                                 6,835            1,069              2,033
                                                   ------------     ------------       ------------
CASH AT END OF YEAR                                $        466     $      6,835       $      1,069
                                                   ============     ============       ============
* Eliminated in consolidation.
See notes to condensed financial statements.


                                                                     Schedule II


                   THE LIBERTY CORPORATION (PARENT COMPANY)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              DECEMBER 31, 1995


1. NOTES, MORTGAGES AND OTHER DEBT

     The general debt obligations at December 31, 1995, are as follows:

                                                        Average
(In 000's)                                           Interest Rate         Amount
- ----------                                           -----------------------------
Notes due to banks                                       6.4%             $236,500
Mortgage loans on investment property                     8.0                2,662
Notes payable on purchase of broadcasting business        5.9               10,493
Other                                                     8.5                  226
                                                                          --------
                                                                          $249,881
                                                                          ========

          On March 21, 1995, the Parent Company completed the restructuring of its $325,000,000 revolving credit facility into a new $375,000,000, multi-tranche credit facility which will mature on various dates beginning in March 1998. This facility will be used to refinance indebtedness under the $325,000,000 facility, as well as to provide funds to meet working capital requirements and finance acquisitions. Note 5 of The Liberty Corporation and Subsidiaries Consolidated Financial Statements provides additional information as to this agreement. The maturities of the general debt obligations at December 31, 1995 are as follows:

            (In 000's)                              Amount
            ----------                             --------
            1996                                   $ 22,383
            1997                                     15,856
            1998                                    146,374
            1999                                     20,000
            2000                                     20,268
            Thereafter                               25,000
                                                   --------
                                                   $249,881
                                                   ========

2. COMMITMENTS AND CONTINGENT LIABILITIES

          The Parent Company has guaranteed a $7.0 million letter of credit for an unaffiliated marketing company. As of December 31, 1995, $4.0 million was outstanding under the letter of credit.

3. RETAINED EARNINGS

          As of December 31, 1995 and 1994, retained earnings of $347,783,000 and $304,060,000 respectively, in The Liberty Corporation (Parent Company) financial statements differs from The Liberty Corporation and Subsidiaries consolidated financial statements. The difference of $2,692,000 and $1,508,000 at December 31, 1995 and 1994, respectively, relates to the capitalization of interest on a consolidated basis and the elimination of gains on intercompany transactions.

                                                                   Schedule III


                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                  (In $000's)


                                                                         Future Policy                           Other Policy
                             Deferred Policy                               Benefits,                               Claims &
                               Acquisition          Cost of Business     Losses, Claims        Unearned            Benefits
     Segment                     Costs                  Acquired       and Loss Expenses       Premiums            Payable
- -------------------------------------------------------------------------------------------------------------------------------
December 31, 1995
Life/Health Insurance           $265,188                 $86,925            $1,807,339           $4,078             $51,442

December 31, 1994
Life/Health Insurance           $259,799                 $98,056            $1,727,119           $4,535             $51,969

December 31, 1993
Life/Health Insurance           $231,873                 $56,762            $1,342,369           $3,135             $43,672


                                                                                      Amortization
                                                                                      of Deferred
                                                                      Benefits        Acquisition                       Accident &
                                                     Net           Claims, Losses      Costs and          Other          Health
                                 Premium          Investment        & Settlement    Cost of Business    Operating       Premiums
       Segment                   Revenue            Income            Benefits          Acquired         Expenses        Written
- ------------------------------------------------------------------------------------------------------------------------------------
1995
Life/Health Insurance           $331,370           $144,483           $236,774          $43,780          $122,400         $33,867

1994
Life/Health Insurance           $315,789           $129,925           $225,745          $45,024          $137,092         $29,472

1993
Life/Health Insurance           $250,922           $110,507           $159,452          $39,402          $112,025         $42,151

                                                                     Schedule IV

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                                  REINSURANCE
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                  (In $000's)

                                                                                  Amount                         Percentage of
                                                                                 Assumed                            Amount
                                              Gross         Ceded to Other        From            Net             Assumed to
                                              Amount           Companies        Companies        Amount              Net
                                           -----------------------------------------------------------------------------------
Year ended December 31, 1995

Life insurance in force                    $21,334,019        $4,554,569         $17,578       $16,797,028           0.1%
                                           ===============================================================
Insurance premiums and policy charges:
 Life, annuity and other considerations    $   325,571        $   27,843         $   169       $   297,897           0.1%
  Accident and health                           39,226             6,898           1,145            33,473           3.4%
                                           ---------------------------------------------------------------
  TOTAL                                    $   364,797        $   34,741         $ 1,314       $   331,370
                                           ===============================================================
Year ended December 31, 1994

Life insurance in force                    $21,600,665        $4,751,940         $15,391       $16,864,116           0.1%
                                           ===============================================================
Insurance premiums and policy charges:
 Life, annuity and other considerations    $   311,551        $   26,365         $   222       $   285,408           0.1%
  Accident and health                           32,568             3,693           1,506            30,381           4.9%

  TOTAL                                    $   344,119        $   30,058         $ 1,728       $   315,789
                                           ===============================================================
Year ended December 31, 1993

Life insurance in force                    $20,202,101        $4,788,883         $20,431       $15,433,649           0.1%
                                           ===============================================================
Insurance premiums and policy charges:
 Life, annuity and other considerations    $   233,263        $   26,075         $   208       $   207,396           0.1%
  Accident and health                           45,191             3,546           1,881            43,526           4.3%
                                           ---------------------------------------------------------------
  TOTAL                                    $   278,454        $   29,621         $ 2,089       $   250,922
                                           ===============================================================

                                                                      Schedule V

                   THE LIBERTY CORPORATION AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                  (In 000's)


                                                                 Additions
                                                     -----------------------------------
                                        Balance at      Charged to      Charged to                           Balance at
                                        Beginning       Costs and          Other                                End
Deducted From Asset Accounts            of Period        Expenses        Accounts         Deductions         of Period
- ----------------------------          --------------  --------------  ---------------  -----------------  ---------------
Year Ended December 31, 1995
Accounts receivable -                                                                             334(b)
  reserve for bad debts               $        1,493  $          858  $            48  $           90(a)   $         1,975
                                      --------------  --------------  ---------------  -----------------   ---------------
Notes and other loans receivable -
  discounts                           $          ---  $          ---  $           ---  $             ---   $           ---
                                      --------------  --------------  ---------------  -----------------   ---------------
Investment properties -
  valuation reserves                  $          ---  $          ---  $           ---  $             ---   $           ---
                                      --------------  --------------  ---------------  -----------------   ---------------
Year Ended December 31, 1994
Accounts receivable -                                                                                 28(b)
  reserve for bad debts               $        1,027  $          408  $           341  $             255(a)$         1,493
                                      --------------  --------------  ---------------  -----------------   ---------------
Notes and other loans receivable -
  discounts                           $          ---  $          ---  $           ---  $             ---   $           ---
                                      --------------  --------------  ---------------  -----------------   ---------------
Investment properties -
  valuation reserves                  $          ---  $          ---  $           ---  $             ---   $           ---
                                      --------------  --------------  ---------------  -----------------   ---------------
Year Ended December 31, 1993
Accounts receivable -                                                                               5(b)
  reserve for bad debts               $          921  $        1,004  $           ---  $          893(a)   $         1,027
                                      --------------  --------------  ---------------  -----------------   ---------------
Notes and other loans receivable -
  discounts                           $          ---  $          ---  $           ---  $             ---   $           ---
                                      --------------  --------------  ---------------  -----------------   ---------------
Investment properties -
  valuation reserves                  $          ---  $          ---  $           ---  $             ---   $           ---
                                      --------------  --------------  ---------------  -----------------   ---------------

Notes:
     (a) Uncollectible accounts written off, net of recoveries.
     (b) Reversal of reserves no longer required.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, as of the 27th day of March, 1996


THE LIBERTY CORPORATION                        By:   /s/  Hayne Hipp
- -----------------------                              ------------------------
       Registrant                                         Hayne Hipp
                                                          President and Chief
                                                          Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 27th day of March, 1996.



By:   /s/ John P. Smith                       *By:  /s/ William S. Lee
      -----------------                             ------------------
      John P. Smith                                 William S. Lee
      Corporate Controller                          Director

By:   /s/ H. Ray Eanes                        *By:  /s/ William O. McCoy
      -------------------                           --------------------
      H. Ray Eanes                                  William O. McCoy
      Sr. Vice President Finance & Treasurer        Director

*By:  /s/  Rufus C. Barkley, Jr.              *By:  /s/ Buck Mickel
      --------------------------                    ---------------
      Rufus C. Barkley, Jr.                         Buck Mickel
      Director                                      Director

*By:  /s/ Edward E. Crutchfield               *By:  /s/ John H. Mullin III
      -------------------------                     ----------------------
      Edward E. Crutchfield                         John H. Mullin III
      Director                                      Director

*By:  /s/ John R. Farmer                      *By:  /s/ Benjamin F. Payton
      ------------------                            ----------------------
      John R. Farmer                                Benjamin F. Payton
      Director                                      Director

*By:  /s/ Lawrence M. Gressette, Jr.          *By:  /s/ J. Thurston Roach
      ------------------------------                ---------------------
      Lawrence M. Gressette, Jr                     J. Thurston Roach
      Director                                      Director

By:   /s/ Hayne Hipp                          *By:  /s/ Martha G. Williams
      --------------                                ----------------------
      Hayne Hipp                                    *Martha G. Williams, as
      Director                                      Special Attorney in Fact

*By:  /s/ W. W. Johnson
      -----------------
      W. W. Johnson
      Director

                          Annual Report on Form 10-K


                           The Liberty Corporation


                              December 31, 1995



                              Index to Exhibits



     Exhibits                                                                                  Page Number
     --------                                                                                  -----------
11.  The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share
       Computation                                                                             28
13.  Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1995:
     Market for the Registrant's Common Stock and Related Security Stockholder Matters         29
     Selected Financial Data                                                                   30
     Management's Discussion and Analysis of Financial Condition and Results of                31 - 38
       Operations
       Financial Statements and Supplementary Information:
       Consolidated Balance Sheets - December 31, 1995 and 1994                                39 - 40
       Consolidated Statements of Income - For the three years ended December 31, 1995         41
       Consolidated Statements of Cash Flows - For the three years ended December 31,
         1995                                                                                  42
       Consolidated Shareholders' Equity - For the three years ended December 31, 1995         43
       Notes to Consolidated Financial Statements - December 31, 1995                          44 - 60
       Report of Independent Auditors                                                          61
21.  The Liberty Corporation and Subsidiaries, List of Significant Subsidiaries                62
23.  Consent of Independent Auditors                                                           63
     Powers of Attorney applicable for certain signatures of members of the Board of
24.  Directors in Registrant's 10-K filed for the year ended December 31, 1995.                64
27.  Financial Data Schedule
99.  Additional Exhibits
     A.  Annual Statement on Form 11-K for The Liberty  Corporation and Adopting
           Related Employers' 401(k) Thrift Plan for the year ended December 31, 1995          65 - 80

                                                                      EXHIBIT 11

                   THE LIBERTY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED EARNINGS PER SHARE COMPUTATION
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                      (In $000's, except per share data)


                                                              1995          1994          1993
                                                           -------------------------------------
PRIMARY SHARES

Weighted average common shares outstanding                   19,951         19,721       19,327
Weighted average common stock options outstanding               119             87          169
Preferred stock considered a common stock equivalent            502            ---          ---
  Total primary shares                                       20,572         19,808       19,496

FULLY DILUTED SHARES

Weighted average common shares outstanding                   19,951         19,721       19,327
Weighted average common stock options outstanding               136             89          174
Preferred stock considered a common stock equivalent            502            ---          ---
Assumed conversion of redeemable preferred stock not
  considered a common stock equivalent                        1,265          1,010          ---
                                                           -------------------------------------
  Total fully diluted shares                                 21,854         20,820       19,501
                                                           =====================================
NET INCOME

Earnings                                                   $ 59,353        $26,178      $39,147
                                                           =====================================

PREFERRED STOCK DIVIDENDS

Dividends paid on redeemable preferred stock               $  2,658        $ 2,117      $   ---
                                                           =====================================

Primary earnings per share  (Net income minus
  preferred dividends divided by total primary shares)     $   2.76        $  1.22      $  2.01
                                                           =====================================

Fully diluted earnings per share (Net income divided
  by total fully diluted shares)                           $   2.72        $  1.26      $  2.01
                                                           =====================================

                                                                      EXHIBIT 13


STOCK DATA

The Liberty Corporation's Common Stock is listed on the New York Stock Exchange. Its symbol is LC. As of December 31, 1995, 1,395 shareholders of record in 44 states, the District of Columbia, Canada, Australia and New Zealand held the 20,060,629 Common Stock shares outstanding. Quarterly high and low stock prices and dividends per share as reported by the Wall Street Journal were:


                                                                            Quarterly
                                             Market Price Per Share        Dividend Per
                                               High          Low              Share
                                            --------------------------------------------
     1995
- -------------------------
Fourth Quarter                                34           31 1/4             .170
Third Quarter                                 33 3/4       27 5/8             .170
Second Quarter                                28 1/4       25 3/4             .170
First Quarter                                 27 1/2       24 3/4             .155

     1994
- -------------------------
Fourth Quarter                                27 1/4       24 1/4             .155
Third Quarter                                 28 3/4       25 3/4             .155
Second Quarter                                29 7/8       23 7/8             .155
First Quarter                                 28           24 1/8             .155

     1993
- -------------------------
Fourth Quarter                                31           24                 .140
Third Quarter                                 34 5/8       30                 .140
Second Quarter                                33 5/8       29                 .140
First Quarter                                 31 7/8       28 3/8             .140

The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial condition. Also, the payment of dividends is subject to the restrictions described in Notes 5 and 8 of the Consolidated Financial Statements.

                     CO-REGISTRAR AND CO-TRANSFER AGENTS
- --------------------------------------------------------------------------------

      Wachovia Bank of North Carolina, N.A.        The Bank of New York
      P. O. Box 3001                               101 Barclay Street
      Winston-Salem, NC  27102                     New York, NY  10286


For a Copy of the 10-K or other information, contact:
The Liberty Corporation Shareholder Relations
Box 789
Greenville, SC  29602
Telephone (864) 609-8256

Stock Exchange Listing:
New York Stock Exchange
Symbol: LC

Annual Meeting
The Liberty Corporation will hold its annual meeting on Tuesday, May 7, 1996, at 10:30 a.m. in The Liberty Corporation Headquarters, Greenville, South Carolina. All Shareholders are invited to attend.

                                                                      EXHIBIT 13




SELECTED FINANCIAL DATA                 The Liberty Corporation and Subsidiaries
                                                               December 31, 1995



(In 000's, except per share data)                 1995          1994          1993            1992            1991            1990
- ------------------------------------------------------------------------------------------------------------------------------------
Revenues
  Insurance                                   $  486,980    $  439,451    $  384,132      $  305,934      $  271,806     $  246,661
  Broadcasting                                   119,529        98,266        87,984          89,989          88,174         89,709
  Parent & Minor Subsidiaries                     19,090        19,600        16,089          20,301          19,254         12,936
  Adjustments & Eliminations                     (19,918)      (16,071)      (15,260)        (13,468)        (14,752)       (13,707)
- ------------------------------------------------------------------------------------------------------------------------------------
    Total Revenues *                          $  605,681    $  541,246    $  472,945      $  402,756      $  364,482     $  335,599
- ------------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes &
  Cumulative Effect of Accounting Changes
  Insurance                                   $   83,483    $   31,590    $   71,518      $   53,962      $   43,255     $   42,442
  Broadcasting                                    27,127        21,701        16,180          16,859          16,417         22,158
  Parent & Minor Subsidiaries                    (19,994)      (14,423)      (12,846)        (13,690)        (20,439)       (25,911)
  Adjustments & Eliminations                      (1,821)          ---         2,472           4,768           4,217            ---
- ------------------------------------------------------------------------------------------------------------------------------------
    Consolidated Income Before  Income
      Taxes & Cumulative Effect of Accounting
      Changes                                 $   88,795    $   38,868    $   77,324      $   61,899      $   43,450     $   38,689
- ------------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)
  Insurance                                   $   56,582    $   21,803    $   33,459      $   35,369      $   30,077     $   28,094
  Broadcasting                                    16,590        12,919        12,217          10,262           9,967         13,600
  Parent & Minor Subsidiaries                    (12,635)       (8,544)       (8,141)         (8,153)        (12,514)       (16,136)
  Adjustments & Eliminations                      (1,184)          ---         1,612           3,407           3,036            ---
- ------------------------------------------------------------------------------------------------------------------------------------
    Net Income                                $   59,353    $   26,178    $   39,147      $   40,885      $   30,566     $   25,558
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings per share                            $     2.76    $     1.22    $     2.01      $     2.51      $     1.93     $     1.55
- ------------------------------------------------------------------------------------------------------------------------------------
Change in Net Unrealized Investment
  Gains (Losses)                              $  111,095    $  (58,286)   $    1,276      $      (78)     $    7,316     $   (4,613)
- ------------------------------------------------------------------------------------------------------------------------------------
Dividends Per Common Share                    $    0.665    $     0.62    $     0.56      $    0.515      $     0.47     $     0.46
- ------------------------------------------------------------------------------------------------------------------------------------
Depreciation and Amortization
  Insurance                                   $    4,515    $    5,125    $    3,286      $    3,424      $    3,381     $    3,371
  Broadcasting                                     9,244         6,276         6,566           6,848          10,654         11,044
  Parent & Minor Subsidiaries                      5,275         4,618         3,670           4,628           4,631          4,814
- ------------------------------------------------------------------------------------------------------------------------------------
Total Depreciation and Amortization           $   19,034    $   16,019    $   13,522      $   14,900      $   18,666     $   19,229
- ------------------------------------------------------------------------------------------------------------------------------------
Capital Expenditures
  Insurance                                   $    4,413    $    2,270    $    5,814      $    3,618      $    2,264     $    3,534
  Broadcasting                                     5,863         3,900         2,168           2,513           2,961          6,476
  Parent & Minor Subsidiaries                      3,012         3,446         7,483             698           1,088            895
- ------------------------------------------------------------------------------------------------------------------------------------
Total Capital Expenditures                    $   13,288    $    9,616    $   15,465      $    6,829      $    6,313     $   10,905
- ------------------------------------------------------------------------------------------------------------------------------------
Assets
  Insurance                                   $2,769,619    $2,494,264    $2,057,126      $1,937,908      $1,528,901     $1,357,406
  Broadcasting                                   168,672        98,705       101,982         110,849         119,714        141,467
  Parent & Minor Subsidiaries                    873,933       666,319       581,406         565,135         504,199        484,401
  Adjustments & Eliminations                    (777,928)     (592,024)     (553,481)       (539,014)       (438,610)      (438,899)
- ------------------------------------------------------------------------------------------------------------------------------------
    Total Assets                              $3,034,296    $2,667,264    $2,187,033      $2,074,878      $1,714,204     $1,544,375
- ------------------------------------------------------------------------------------------------------------------------------------
Notes, Mortgages and Other Debts                $258,444    $  231,647    $  149,489      $  176,632      $  226,925     $  246,531
- ------------------------------------------------------------------------------------------------------------------------------------
Redeemable Preferred Stock                       $45,667    $   45,816           ---             ---             ---            ---
- ------------------------------------------------------------------------------------------------------------------------------------
Consolidated Shareholders' Equity               $575,762    $  395,589    $  433,845      $  389,188      $  277,108     $  243,465
- ------------------------------------------------------------------------------------------------------------------------------------

*  See Note 14 to the Consolidated Financial Statements related to 1995 and 1994 acquisitions.

                                                                      EXHIBIT 13



MANAGEMENT'S DISCUSSION AND ANALYSIS    The Liberty Corporation and Subsidiaries
                                                               December 31, 1995

SUMMARY OF CONSOLIDATED RESULTS OF OPERATIONS

Consolidated income before income taxes and the cumulative effect of accounting changes for 1995 was $88.8 million, up $49.9 million from the $38.9 million reported for 1994. The amounts reported for 1994 included non-recurring charges of $31.2 million.


(In 000's)                                                                   1995     1994      1993
- ---------------------------------------------------------------------------------------------------------
Income before income taxes and the cumulative effect of accounting changes  $88,795  $38,868   $77,324
Income taxes                                                                 29,442   12,690    26,237
- ---------------------------------------------------------------------------------------------------------
Income before the cumulative effect of accounting changes                    59,353   26,178    51,087
Cumulative effect of accounting changes                                         ---      ---   (11,940)
- ---------------------------------------------------------------------------------------------------------
Net income                                                                  $59,353  $26,178   $39,147
- ---------------------------------------------------------------------------------------------------------

Adjusting for realized investment losses of $2.9 million in 1995, income before income taxes and the cumulative effect of accounting changes was $91.7 million, compared with $82.2 million for 1994, after adjusting the 1994 results for the non-recurring charges and realized investment losses. The increase for 1995 was the result of improvements in both the insurance (up $11.3 million) and broadcasting operations (up $5.4 million) offset by higher interest costs at the Corporate level.

Consolidated income before income taxes and the cumulative effect of accounting changes for 1994 was $38.9 million ($70.1 million prior to the non-recurring charges) and compares with $77.3 million earned in 1993. Excluding realized investment gains and losses from both periods and the non-recurring charges from 1994, earnings before income taxes were $82.2 million and $62.6 million for 1994 and 1993, respectively. The increase in 1994 was primarily the result of contributions from insurance acquisitions closed in 1994 ($10.3 million) and improvement in broadcasting results ($5.5 million).

The non-recurring charges in 1994 related to 1) the write-off of previously deferred costs associated with the development of a software system for administration of Liberty's insurance business and 2) a decision to cease marketing products through the general agency distribution system. The deferred systems charges were in connection with an agreement with a software developer to develop a state-of-the-art software system to handle the administration of Liberty's insurance operations. The non-cash charge of $20.9 million (pre-tax) had no impact on Liberty's cash flow. In 1994 Liberty decided to cease sales of its products through its general agency distribution system due to the absence of critical volume. This decision resulted in a pre-tax charge to earnings of $10.3 million, primarily to reduce deferred acquisition costs no longer considered recoverable. Premiums and policy charges from the general agency division represented approximately 2% of Liberty's total premiums and policy charges at the time the decision was made to cease sales though this marketing channel.

The cumulative effect of accounting changes reported in 1993 represented a one-time, non-cash charge of $11.9 million relating to the implementation of Statement of Financial Accounting Standard ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

Consolidated 1995 revenues of $605.7 million were up $64.5 million (12%) over last year's $541.2 million. The 1995 revenue growth consisted primarily of a $47.5 million increase in revenues from the insurance operations and a $21.3 million increase in broadcasting revenues. The increase in revenues from insurance operations was a combination of the 1994 insurance acquisitions contributing a full year of revenues and a $14.0 million increase from realized investment gains.

Consolidated 1994 revenues of $541.2 million were up $68.3 million (14%) over the $472.9 million reported in 1993. This revenue growth consisted primarily of a $55.3 million increase in revenues from insurance operations and a $10.3 million increase in broadcasting revenues. The increase in revenue from insurance operations was a combination of the 1994 insurance acquisitions contributing revenues of $84.3 million offset by a decline of $29.0 million from existing insurance operations. The decline from existing insurance operations was due to a $26.2 million decline in realized investment gains coupled with the 1993 sale of Liberty's medicare supplement business that generated $12.5 million in revenues in 1993.

                                                                      EXHIBIT 13


BUSINESS SEGMENTS

Liberty reports the results of its business operations in two segments:
Insurance and Broadcasting. The insurance segment consists of Liberty's insurance operations, which specializes in providing home service, pre-need and mortgage protection life and health insurance. The broadcasting segment consists of Cosmos Broadcasting, which owns and operates eight network-affiliated television stations. Activities of Corporate and other include financing and real estate operations. In order to make more meaningful comparisons, the segment data excludes the effect of realized investment gains and losses, non-recurring special charges, and accounting changes. A reconciliation of the segment operations to net income is as follows:



(in 000's)                                         1995      1994      1993
- ---------------------------------------------------------------------------------
Segment Operating Earnings:
  Insurance                                       $54,789   $46,396   $41,107
  Broadcasting                                     16,590    12,919     9,716
  Corporate and other                             (10,546)   (6,446)   (5,456)
- ---------------------------------------------------------------------------------
    Total operating earnings                       60,833    52,869    45,367
Net realized investment gains (losses)             (1,480)   (6,440)    9,281
Non-recurring special charges                         ---   (20,251)   (3,561)
Cumulative effect of accounting changes               ---       ---   (11,940)
- ---------------------------------------------------------------------------------
    Net income                                    $59,353   $26,178   $39,147
- ---------------------------------------------------------------------------------
Earnings per Common Share:
  Operating earnings                              $  2.83   $  2.56   $  2.33
  Net realized investment gains (losses)            (0.07)    (0.32)     0.47
  Non-recurring special charges                       ---     (1.02)    (0.18)
  Cumulative effect of accounting changes             ---       ---     (0.61)
- ---------------------------------------------------------------------------------
    Earnings per common share                     $  2.76   $  1.22   $  2.01
- ---------------------------------------------------------------------------------

INSURANCE RESULTS OF OPERATIONS
Operating earnings from insurance operations were $54.8 million in 1995, an increase of $8.4 million (18%) from the $46.4 million reported in 1994. Liberty Life's operating earnings were $5.3 million higher in 1995 as net investment income, policy benefits and general insurance expenses all improved. Net investment income for Liberty Life was positively impacted by stronger real estate development income in 1995. After a very high first quarter of 1995, Liberty Life's policy benefits improved each quarter and ended the year 60.8% of premium, down over 2% as a percent of premium from the prior year.
The decision to stop accepting new business in the general agency division reduced expenses, resulting in a break-even performance in this division, compared to a pre-tax loss of $2.1 million in 1994. The FamilySide pre-need group also reported an increase in operating earnings of $2.3 million (20%) over 1994. FamilySide benefited from having two significant 1994 acquisitions included for a full year in 1995 compared to 10 months in 1994. And, for the first time ever, Liberty Insurance Services reported a profit on its unaffiliated client base.

The increase in 1995 operating earnings followed a 13% increase in 1994 over 1993. Substantially all of the increase in 1994 was due to acquisitions (see Insurance Acquisitions section below). Operating earnings of Liberty Life were flat during the period from 1993 to 1994 as lower investment yields and higher mortality offset the benefit of lower general insurance expenses.

                                                                      EXHIBIT 13




(in 000's)                                                                       1995      1994      1993
- ------------------------------------------------------------------------------------------------------------
Revenues (exclusive of realized investment gains and losses)
  Insurance premiums and policy charges                                        $331,370  $315,789  $250,922
  Net investment income                                                         144,483   129,925   110,507
  Service contract revenues                                                       9,025     5,585     8,383
- ------------------------------------------------------------------------------------------------------------
Total revenues                                                                  484,878  $451,299   369,812
Policy benefits                                                                 236,774   225,745   159,452
Commissions                                                                      54,583    49,869    44,491
General insurance expenses                                                       68,246    62,639    63,670
Amortization of deferred acquisition costs and cost of business acquired         43,697    41,443    39,402
Other                                                                               114     1,429     2,211
- ------------------------------------------------------------------------------------------------------------
Income from operations before income taxes                                       81,464    70,174    60,586
Income taxes                                                                     26,675    23,778    19,479
- ------------------------------------------------------------------------------------------------------------
Income from operations                                                         $ 54,789  $ 46,396  $ 41,107
- ------------------------------------------------------------------------------------------------------------

Revenues from insurance operations in 1995 were $484.9 million, increasing 7% over last year's $451.3 million. Insurance premiums and policy charges were $331.4 million, an increase of 5% from 1994, and net investment income increased 11% to $144.5 million. FamilySide contributed the majority of the increase in revenues on the strength of both higher premiums and policy charges and higher investment income. Liberty Life reported a 4% increase in insurance premiums and policy charges in 1995 and also reported higher investment income for the year.

For 1994 revenues from insurance operations were $451.3 million, an increase of 22% over the $369.8 million reported in 1993. Premiums and policy charges were $315.8 million in 1994, an increase of $64.9 million (26%). The increase in premiums from 1993 was substantially due to the acquisitions closed in 1994. Investment income increased 22% to $129.9 million in 1994. The acquisitions fueled this increase as well. Without the acquisitions, investment income would have been level with the prior year.

Policy benefits as a percent of premium were 71% in 1995, compared with 72% in 1994 and 64% in 1993. The increase in the benefit-to-premium ratio from 1993 to 1994 was principally attributable to the product characteristics of the pre-need products. The pre-need products are primarily limited-pay or single-premium products that have a higher benefit ratio than products historically sold by Liberty. As pre-need became a larger percentage of total company premiums in 1994, the overall benefit-to-premium ratio increased. In 1995 Liberty Life experienced higher than expected mortality in the first quarter. Mortality studies were performed and changes were implemented as a result of the studies. The consolidated benefit-to-premium ratio improved in the second half of 1995 as the ratio declined from 74% reported for the first half of 1995 to the annual rate of 71%. Management believes that some of the improvement in the second half of 1995 was attributable to actions taken as a result of the mortality studies; however, claims are inherently variable and will fluctuate, particularly when measured over a short period of time.

The commissions-to-premium ratio was 16% in 1995 and 1994. The comparable ratio in 1993 was 18%. The drop in the ratio from 1993 to 1994 occurred as the pre-need products increased as a percent of total premium. The limited-pay characteristics of the pre-need products results in a lower commission structure than traditional life insurance.

                                                                      EXHIBIT 13



General insurance expenses increased $5.6 million (9%) over 1994 levels with $3.6 million of the increase coming from expanding operations at Liberty Insurance Services. Excluding Liberty Insurance Services, the expense-to-premium ratio was 16% for 1995 and 1994, down from 21% in 1993. The 1994 decrease in the expense-to-premium ratio was after adding general expenses of $9.4 million from the 1994 acquisitions and was the result of continued emphasis on expense control.

Amortization of deferred acquisition costs and cost of business acquired increased 5% over last year. The amortization-to-premium ratio remained constant at 13% of premiums for 1995 and 1994. The primary variable in the amortization expense from year to year is policy persistency, or lapses. For 1995 lapses were at a comparable level to 1994; however, the 1994 level was down significantly from 1993. The amortization expense in 1993 reflected high lapses in both home service and mortgage protection lines. Management believes that the high lapse experience in 1993 in the home service line was related to Liberty's consolidation of branch offices and, for mortgage protection, the high level of home mortgage refinancing in 1993 due to low interest rates. As expected, the persistency in both lines improved substantially in 1994, resulting in reduced amortization expense. As noted earlier, the 1995 persistency levels were comparable to 1994 levels. In the latter half of 1995 and continuing into 1996, mortgage loan interest rates returned to levels comparable to those of 1993; however, there has not been any indication of a marked increase in the level of mortgage protection lapses.

INSURANCE OPERATIONS ACQUISITIONS AND EXPANSIONS
Beginning in 1992 and continuing through the first half of 1994, Liberty established itself as a key player in the fast-growing pre-need market. The purchase of Pierce National Life in July 1992 provided Liberty with a substantial presence in the pre-need market and the opportunity to expand its presence on an international level. Pierce National markets its products through funeral directors and independent agents in the U.S. and Canada. In April 1993, Liberty further expanded its presence in the pre-need market with the acquisition of the assets of Estate Assurance Company, a pre-need insurance subsidiary of Stewart Enterprises, Inc. Additional expansion of Liberty's pre-need operations occurred in February 1994 with the acquisitions of North American National Corporation, headquartered in Columbus, Ohio, and American Funeral Assurance Company, headquartered in Amory, Mississippi. North American was a holding company whose principal subsidiaries, Pan-Western Life Insurance Company, Howard Life Insurance Company, and Brookings International Life Insurance Company, were providers of pre-need life insurance. This acquisition added strategic Midwest markets to Liberty's pre-need territory. American Funeral was one of the largest providers of pre-need life insurance, with extensive affiliations in the funeral industry.

During 1995, Liberty focused on consolidating its pre-need operations. By the end of 1995 all of the pre-need operations had been relocated to Greenville and the companies merged into Pierce National. To cap off the consolidation of the pre-need acquisitions, Liberty introduced what it believes to be the industry's most comprehensive pre-need product portfolio during November 1995. The product portfolio is marketed under the brand name FamilySide. The actions taken in 1995 to consolidate the operations will provide for improved product profitability, focused marketing capability, and consistency and efficiency in administrative support.

In addition to the pre-need acquisitions, Liberty grew its home service division through acquisitions. In October 1992, Liberty expanded its home service business with the acquisition of Magnolia Life Insurance Company headquartered in Lake Charles, Louisiana. On April 1, 1994, Liberty acquired State National Capital Corporation, headquartered in Baton Rouge, Louisiana.. These acquisitions gave Liberty a significant presence in the Louisiana home service market. Both Magnolia Life and State National Life were integrated into Liberty Life during 1994.

In the fourth quarter of 1995, Liberty announced that the operations of Liberty Insurance Services will be combined in a joint venture with Continuum Administrative Services Company, the third-party administrative arm of The Continuum Company. The joint venture, operating under the name of ALLIANCE-ONE Services, LP, will be the largest third party administrator of life insurance business in the United States. Liberty believes there is substantial long-term potential for the joint venture; however, it is not expected to add substantially to Liberty's results in 1996.

                                                                      EXHIBIT 13


BROADCASTING RESULTS OF OPERATIONS


(In 000's)                                                                    1995           1994            1993
- ---------------------------------------------------------------------------------------------------------------------
Gross broadcasting revenues                                                 $119,529        $98,266         $87,984
Broadcasting expenses                                                         83,849         69,523          64,705
- ---------------------------------------------------------------------------------------------------------------------
Income from operations before interest and taxes                              35,680         28,743          23,279
Interest expense                                                               8,553          7,042           7,099
- ---------------------------------------------------------------------------------------------------------------------
Income from operations before income taxes                                    27,127         21,701          16,180
Income taxes                                                                  10,537          8,782           6,464
- ---------------------------------------------------------------------------------------------------------------------
Income from operations                                                      $ 16,590        $12,919         $ 9,716
- ---------------------------------------------------------------------------------------------------------------------

Gross broadcasting revenues for 1995 were $119.5 million, an increase of $21.2 million (22%) over last year's $98.3 million. Excluding the $12.3 million in revenues added from the February 1995 acquisition of WLOX-TV, gross revenues were up 9%. Strong time sales (both national and local), coupled with increased network compensation, overcame the decline in political revenues as 1995 was an off-year for major political races. The increased network compensation came about as a result of the networks' competing for affiliations with local stations. Cosmos, due to the strength of its stations in the local market, was able to capitalize by re-negotiating network compensation contracts and reported a $4.0 million increase in network compensation revenue in 1995. Broadcasting expenses, excluding the impact of the WLOX-TV acquisition, rose only 2% in 1995. As a result of the increased revenues and expense control, Cosmos reported a $3.7 million increase in income from operations in 1995. Substantially all of the increase in earnings was generated from the existing station group as the WLOX-TV acquisition was not expected to, and did not, contribute significantly to operating earnings in 1995.

Gross broadcasting revenues for 1994 were $98.3 million, an increase of $10.3 million (12%) from 1993 levels. Strong national revenues and the highest political revenues ever drove the revenue increase in 1994. Income from operations in 1994 was up $3.2 million (33%) over 1993, largely due to revenue trends.

An additional measure of broadcasting performance is operating cash flow, defined as operating earnings before depreciation and amortization, interest, taxes and corporate expenses. Operating cash flow, and the related efficiency ratio (operating cash flow divided by revenues net of agency commissions) are measurements of broadcasting operating margins. For the year broadcasting cash flow was $44.9 million compared to $33.0 million in 1994 and $27.8 million in 1993. The acquisition of WLOX-TV added $6.2 million to 1995 operating cash flows. The efficiency ratio was at an all time high of 43% in 1995, compared to 40% in 1994 and 38% in 1993.

The Company closed the acquisition of WLOX-TV on February 28, 1995. The purchase price of $40.1 million was funded with a combination of 599,985 shares of 1995-A Series convertible preferred stock with a stated value of $35 per share; cash of $5.6 million; and a note payable for $13.5 million.

CORPORATE AND OTHER
Corporate and other includes general corporate activities such as the overall management, legal and finance operations, debt service on debt not allocated to segments, intercompany eliminations and the operations of Liberty Investment Group. The increase in the loss in 1995 in this area was primarily due to higher interest costs as both the outstanding debt and interest rates were at higher levels than 1994.

                                                                      EXHIBIT 13


BALANCE SHEET

INVESTMENTS

As of December 31, 1995, Liberty's consolidated investment portfolio was carried at $2.0 billion compared with $1.7 billion at the end of 1994. Of the $290 million increase in the carrying value of the portfolio, approximately $150 million was from the increase in the market value of the portfolio, with the remainder of the increase coming from investment of cash generated from operating and financing activities. Approximately 72% of consolidated invested assets were in fixed maturity securities (bonds and redeemable preferred stocks), 11% were in mortgage loans, 7% in real estate, with the balance consisting of policy loans (5%), equity securities (4%) and other long-term investments (1%).

The overall average credit rating of fixed maturity securities as of December 31, 1995 was AA. Less than investment grade securities comprised 3.3% of the fixed maturity portfolio at December 31, 1995, compared with 5.3% at December 31, 1994.

Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that all debt and equity securities be classified into one of three categories -- held to maturity, available for sale, or trading. As of December 31, 1995, all securities have been classified as available for sale and are carried at fair value. During 1995, the Company transferred the portion of fixed maturity securities previously classified as held to maturity to the available for sale classification. As a result of the transfer, shareholders' equity was increased $14.6 million (net of deferred income taxes and adjustment to deferred acquisition costs) to reflect the unrealized gain on securities previously carried at cost. See Note 1 to the Consolidated Financial Statements for additional discussion of the transfer.

SFAS 115 requires that available for sale securities be carried at fair value, with unrealized gains and losses, net of adjustment for deferred income taxes and deferred acquisition costs, be reported directly in shareholders' equity. The fair value of Liberty's fixed maturity portfolio, and the related adjustment to shareholders' equity, is significantly affected by changes in the overall interest rate environment. For example, as interest rates fell throughout 1995, shareholders' equity increased $111.1 million, reflecting the change in the fair value of the portfolio. In contrast, primarily as a result of the rising interest rate environment during 1994, the Company reported a net unrealized loss of $69.6 million for the year ended December 31, 1994. While the volatility experienced in 1995 and 1994 is not expected to be repeated on an annual basis, it is likely that there will continue to be significant fluctuations in shareholders' equity as a result of carrying fixed maturity securities at market value.

Although Liberty's entire fixed maturity and equity securities portfolios have been classified as available for sale, Liberty follows a value-oriented, as opposed to a trading-oriented, investment philosophy concerning its securities portfolios. Accordingly, turnover in the portfolios has historically been low, although portfolio turnover in 1995 and particularly in 1994 was higher than historical levels as 1) investment portfolios from the companies acquired in 1994 were restructured to meet Liberty guidelines as to quality, yield and duration, and 2) Liberty took advantage of its tax position at the end of 1994 to sell securities with lower yields and reinvest in higher yielding securities of equal or better credit quality. Gains trading, which Liberty believes is short-sighted, is not consistent with its investment philosophy of longer term value-oriented investing. Going into 1996, yields remain at historically low levels and the yield curve is relatively flat. If this environment continues, in order to generate incremental returns above market yields without sacrificing credit quality, it may be necessary to more actively trade securities.

Approximately 56% of Liberty's $1.5 billion fixed maturity portfolio at December 31, 1995, was comprised of mortgage-backed securities. This compares to approximately 54% at year-end 1994. Certain mortgage-backed securities are subject to significant prepayment risk or extension risk due to changes in interest rates. In periods of declining interest rates mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at interest rates comparable to the rates on the prepaid mortgages. In a rising interest rate environment refinancings are significantly curtailed and the payments to the holders of the securities decline, limiting the ability of the holder to reinvest at the higher interest rates. Mortgage-backed pass-through securities and sequential collateralized mortgage obligations ("CMO's"), which comprised 20% of the book value of Liberty's mortgage-backed securities at December 31, 1995, and 17% at year-end 1994, are sensitive to prepayment or extension risk. The remaining 80% of Liberty's mortgage-backed investment portfolio at December 31, 1995, consisted of planned amortization class ("PAC") instruments. This compares to 83% at December 31, 1994. These investments are designed to amortize in a more predictable manner by shifting the primary prepayment and extension risk of the underlying collateral to investors in other tranches of the CMO. PAC's are tranches of CMO's specifically designed to protect against prepayment or extension risk. In periods of declining interest rates, prepayments are first applied to the non-PAC tranches of the CMO, creating improved call protection for the PAC tranches. Only after all non-PAC tranches have been paid off are prepayments applied to the PAC tranche. In periods of increasing interest rates, prepayments are first applied to the PAC tranche, thus reducing extension risk for PACs. As a result, PACs have a more stable cash flow than most other mortgage securities because they have better call protection and less extension risk.

Mortgage loans of $213.2 million comprised 11% of the consolidated investment portfolio at December 31, 1995. This compares to mortgage loans of $203.4 million, or 12%, of the consolidated investment portfolio at December 31, 1994. Substantially all of these mortgage loans are commercial mortgages with a loan-to-value ratio not exceeding 75% when made. Approximately 50% of these loans at December 31, 1995, are concentrated in North and South Carolina; and 91% are in the states of North Carolina, South Carolina, Virginia, Florida, Georgia,

                                                                      EXHIBIT 13


Tennessee and Louisiana. Mortgage loan delinquencies, defined as payments 60 or more days past due, have historically been low and were 1.3% at the end of 1995 compared to the latest available industry rate of 2.4%.

As of December 31, 1995 and 1994, investment real estate totaled $135.3 million and $135.5 million, representing 7% and 8%, respectively, of the consolidated investment portfolio. Three property types make up the bulk of the portfolio. Residential land development and industrial land development projects accounted for 64% of the portfolio as of the end of 1995, with business property rentals making up another 26%. In 1995, Liberty decided to sell its existing shopping centers and not allocate future investments to this property type. At the end of 1994 shopping center investments were 15% of the real estate portfolio; however, substantially all of the shopping center properties were sold by the end of 1995. Of Liberty's investment real estate, 96% is located in South Carolina, Florida, Georgia, and North Carolina.

Liberty has experienced pre-tax impairments on investment assets of $9.5 million, $2.7 million, and $6.2 million for the years ended December 31, 1995, 1994, and 1993, respectively. The high level of impairments in 1995 was due primarily to write-downs taken on an oil and gas investment. While the level of impairments is not predictable, management does not expect impairments to have a significant impact on Liberty's results of operations or liquidity.

Beginning in 1996 a new accounting standard will potentially change the amounts of impairments recognized and the timing of the recognition. Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" prescribes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill that are used in the business, as well as establishing accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. Under the provisions of the statement certain of the Company's investment real estate assets will be required to be valued at fair value, rather than net realizable value; however, the adoption of the statement is not expected to have a material impact on the net income or financial position of the Company.



LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

In March 1995, Liberty refinanced its $325 million revolving credit facility into a new $375 million multi-tranche credit facility. The new facility consists of a $225 million three-year revolving credit facility; a $100 million seven year term loan facility; and a $50 million facility substantially identical to the revolving facility, which is convertible into terms substantially identical to the term facility anytime prior to March 1997. The credit facility contains various restrictive covenants typical of a credit facility agreement of this size and nature. These restrictions primarily pertain to levels of indebtedness, limitations on payment of dividends, limitations on the quality and types of investments, and capital expenditures. Additionally, Liberty must also comply with several financial covenant restrictions under the revolving credit agreement including defined ratios of consolidated debt to cash flow, consolidated debt to consolidated total capital, and fixed charges coverage.

Liberty has entered into various interest rate swaps, caps and corridors in an attempt to minimize the impact of a potential significant rise in short-term interest rates on Liberty's outstanding variable-rate debt. See Note 5 to the Consolidated Financial Statements for additional discussion of these contracts.

In 1994, Liberty issued 668,207 shares of Series 1994-A Voting Cumulative Preferred Stock having a total redemption value of $23.4 million, or $35.00 per share, in connection with the acquisition of State National Capital Corporation and 598,656 shares of Series 1994-B Voting Cumulative Preferred Stock having a total redemption value of $22.4 million, or $37.50 per share, in connection with the acquisition of American Funeral Assurance Company. The shares have preference in liquidation and each share is entitled to one vote on any matters submitted to a vote of the shareholders of the Company. Both the Company and the holders of the preferred stock have the right to redeem any or all of the shares from time to time beginning five years and one month after the date of issue in exchange for cash or shares of the Company's common stock. There is no sinking fund for the redemption of either series of preferred stock. Both the 1994-A and 1994-B series of preferred stock are considered redeemable preferred stock and are classified outside of permanent equity.

On February 28, 1995, the Company issued 599,985 shares of Series 1995-A Voting Cumulative Convertible Preferred Stock, having a total redemption value of $21.0 million, or $35.00 per share, in connection with the acquisition of WLOX-TV. The Company has the right to redeem any or all of the shares from time to time at any time beginning five years and one month after the date of issue in exchange for cash, common stock, or a combination of both. Generally, the amount of consideration on the 1995-A Series will be equivalent to $35.00 per share plus the amount of any accumulated and unpaid dividends. There is no sinking fund for the redemption of the preferred stock. These shares are considered common stock equivalents for financial reporting purposes.

During December 1992 and January 1993, Liberty completed its public stock offering of 2,725,100 shares of its common stock at a per share price of $28.25, which generated $73 million in net proceeds that were used to pay down outstanding bank debt. Of the total shares issued, 2,400,000 were issued during December 1992. The remaining 325,100 shares were issued in January 1993 as a result of the underwriters exercising the over-allotment provision of the stock offering

                                                                      EXHIBIT 13


The National Association of Insurance Commissioners (the "NAIC") has Risk-Based Capital ("RBC") requirements for life/health insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching, and other business factors. The RBC formula will be used by states as an early warning tool to identify companies that potentially are inadequately capitalized for the purpose of initiating regulatory action. In addition, the formula defines new minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. The RBC ratios for the insurance subsidiaries significantly exceed the minimum capital requirements at December 31, 1995.



CASH FLOWS

The parent company's short-term cash needs consist primarily of: (1) working capital requirements, (2) interest on corporate debt, (3) dividends to shareholders and (4) funds for real estate investments. The parent company's primary long-term cash need is the repayment of corporate debt. The parent company depends primarily on dividends, debt service payments and consolidated tax return benefits paid to it by its subsidiaries to meet its short-term and long-term cash needs. Historically, Liberty's primary businesses - insurance and broadcasting - have provided sufficient liquidity to fund their operations and the operations of the parent company. Liberty receives funds from its insurance subsidiaries primarily in the form of dividends. Dividends from each insurance subsidiary are restricted under applicable state law. Annual dividends in excess of maximum amounts prescribed by state statutes ("extraordinary dividends") may not be paid without the approval of the insurance commissioner of each state in which an insurance subsidiary is domiciled. In 1994 the National Association of Insurance Commissioners ("NAIC") proposed, and certain states adopted, legislation that lowers the threshold amount for determining what constitutes an extraordinary dividend. Such legislative changes could make it more difficult for insurance subsidiaries to pay dividends to their parent. See Note 8 to the Consolidated Financial Statements.

On a consolidated basis, Liberty's net cash flow from operating activities was $87.4 million for 1995 compared with $87.1 million for the preceding year. Liberty's net cash used in investing activities was $133.6 million for 1995 compared to $176.3 million in 1994. The net cash used in investing activities in 1995 was primarily to fund the purchase of investment securities. Cash used in investing activities in 1994, in addition to funding investment security purchases, was used to fund insurance acquisitions ($54.1 million) and a bulk purchase of real estate assets ($43.0 million). Cash flow from financing activities fluctuates primarily based on the level of borrowings or debt repayment. In 1995 cash flow provided by financing activities was $38.5 million compared with cash provided of $111.2 million for 1994. Proceeds from borrowings exceeded debt repayments by $11.4 million in 1995 compared with
$76.9 million in 1994.   The excess of borrowings over repayments of debt in
1994 was used to fund insurance and real estate acquisitions. As a result of its activities, Liberty had a net decrease in cash of $7.7 million in 1995 compared with a $21.9 million increase in cash in 1994.

Liberty believes that its current level of cash and future cash flows from operations is sufficient to meet the needs of its business and to satisfy its debt service. If suitable opportunities arise for additional acquisitions, Liberty plans to draw on its revolving credit facility or use Common Stock or Preferred Stock as payment of all or part of the consideration for such acquisitions; or Liberty may seek additional funds in the equity or debt markets. Under the restructured credit facility, there exists no restriction on acquisition funding; however, consolidated debt is limited to a maximum of $385 million. Outstanding debt at December 31, 1995 totaled $258 million.

Management believes liquidity risk of the insurance operations is minimized by investment strategies that stress high quality assets and an integrated asset/liability matching process. Investments are primarily in intermediate to long-term maturities in order to match the long-term nature of insurance liabilities. Liberty has a relatively small block of universal life products that are interest-sensitive. Liberty actively manages the rates credited on these policies to maintain an acceptable spread between the earned and credited rate. In addition, Liberty has an integrated asset/liability matching process to minimize the liquidity risk that is associated with interest-sensitive products. Accordingly, most long-term investments are held to maturity and interim market fluctuations present no significant liquidity problems. Liberty's only use of derivative financial instruments is to minimize the exposure on its variable rate debt.

Most states have laws requiring solvent life insurance companies to pay guaranty fund assessments to protect the interests of policyholders of insolvent life insurance companies. Due to the recent increase in the number of companies that are under regulatory supervision, there is expected to be an increase in assessments by state guaranty funds. Under present law, most assessments can be recovered through a credit against future premium taxes. Liberty has reviewed its exposure to potential assessments, and the effect on its financial position and results of operations is not expected to be material.

Other Company commitments are shown in Note 7 to the Consolidated Financial Statements. Further discussion of investments and valuation is contained in Notes 1, 2 and 15 to the Consolidated Financial Statements.

                                                                      EXHIBIT 13


CONSOLIDATED BALANCE SHEETS
THE LIBERTY CORPORATION AND SUBSIDIARIES
(In 000's)


At December 31                                                                                   1995        1994
- ---------------------------------------------------------------------------------------------------------------------
ASSETS

Investments:
  Fixed maturity securities
    Available for sale, at market, cost of $1,383,324 in 1995 and $947,522 in 1994            $1,467,039  $  883,029
    Held to maturity, at cost, market of $311,129 in 1994                                            ---     299,118
  Equity securities, primarily at market, cost of $68,637 in 1995, $78,116 in 1994                82,508      78,208
  Mortgage loans                                                                                 213,223     203,381
  Investment real estate, at cost less accumulated depreciation $11,671 in 1995,
    $12,882 in 1994                                                                              135,306     135,545
  Policy loans                                                                                    98,369      96,160
  Other long-term investments                                                                     27,535      31,624
  Short-term investments                                                                             ---       7,264
- ---------------------------------------------------------------------------------------------------------------------
Total Investments                                                                              2,023,980   1,734,329
- ---------------------------------------------------------------------------------------------------------------------

Cash                                                                                              43,741      51,400
Accrued investment income                                                                         20,018      18,708
Receivables net of bad debt reserves, $1,975 in 1995, $1,493 in 1994                              46,098      37,879
Receivable from reinsurers                                                                       275,090     258,969
Deferred acquisition costs                                                                       265,188     259,799
Cost of business acquired                                                                         86,925      98,056
Buildings and equipment, at cost, less accumulated depreciation $105,819 in
  1995, $100,362 in 1994                                                                          79,789      66,360
Intangibles related to television operations, at cost, net of amortization
  $20,192 in 1995, $16,278 in 1994                                                                99,056      46,934
Goodwill related to insurance acquisitions, at cost, net of amortization $8,076
  in 1995, $6,490 in 1994                                                                         37,239      40,308
Other assets                                                                                      57,172      54,522
- ---------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                  $3,034,296  $2,667,264
- ---------------------------------------------------------------------------------------------------------------------

                                                                      EXHIBIT 13



At December 31                                                                                   1995        1994
- ----------------------------------------------------------------------------------------------------------------------
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Liabilities:
  Policy liabilities:
    Future policy benefits                                                                    $1,811,417  $1,731,654
    Claims and benefits payable                                                                   24,356      24,812
    Policyholder funds                                                                            27,086      27,157
- ----------------------------------------------------------------------------------------------------------------------
                                                                                               1,862,859   1,783,623
  Notes and mortgages payable                                                                    158,444     131,647
  Long-term debt                                                                                 100,000     100,000
  Accrued income taxes                                                                             6,665       4,418
  Deferred income taxes                                                                          182,083     112,707
  Accounts payable and accrued expenses                                                           67,094      66,608
  Other liabilities                                                                               35,722      26,856
- ----------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                              2,412,867   2,225,859
- ----------------------------------------------------------------------------------------------------------------------

Redeemable Preferred Stock:
  1994-A Series, $35.00 redemption value, 668,207 shares issued and outstanding                   23,387      23,387
  1994-B Series, $37.50 redemption value, 594,126 and 598,101 shares issued and
    outstanding in 1995 and 1994, respectively                                                    22,280      22,429
- ----------------------------------------------------------------------------------------------------------------------
Total Redeemable Preferred Stock                                                                  45,667      45,816
- ----------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
  Common stock
    Authorized - 50,000,000 shares, no par value
    Issued and outstanding - 20,060,629 shares in 1995, 19,841,470 shares in 1994                158,735     152,956
  Convertible Preferred Stock 1995-A Series, 599,985 shares issued and outstanding                20,999         ---
  Preferred Stock
    Authorized - 10,000,000 shares
    Issued and outstanding - 1,862,318 shares in 1995, 1,266,308 shares in 1994
  Unearned stock compensation                                                                     (6,050)     (5,319)
  Unrealized appreciation (depreciation) on fixed maturity securities available
    for sale and equity securities                                                                57,986     (53,109)
  Cumulative foreign currency translation adjustment                                                (999)     (1,491)
  Retained earnings                                                                              345,091     302,552
- ----------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                       575,762     395,589
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
Total Liabilities, Redeemable Preferred Stock and Shareholders' Equity                        $3,034,296  $2,667,264
- ----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                                                      EXHIBIT 13


CONSOLIDATED STATEMENTS OF INCOME
THE LIBERTY CORPORATION AND SUBSIDIARIES
(In $000's, except per share data)



For the Years Ended December 31                                                    1995      1994      1993
- -----------------------------------------------------------------------------------------------------------------
REVENUES
  Insurance premiums and policy charges                                          $331,370  $315,789  $250,922
  Broadcasting revenues                                                           119,529    98,266    87,984
  Net investment income                                                           148,670   133,679   110,966
  Service contract revenues                                                         9,025     5,585     8,383
  Realized investment gains (losses)                                               (2,913)  (12,073)   14,686
  Other income                                                                        ---       ---         4
- -----------------------------------------------------------------------------------------------------------------
Total revenues                                                                    605,681   541,246   472,945
- -----------------------------------------------------------------------------------------------------------------

EXPENSES
  Policyholder benefits                                                           236,774   225,745   159,452
  Insurance commissions                                                            54,583    49,869    44,491
  General insurance expenses                                                       67,703    84,930    66,213
  Amortization of deferred acquisition costs and cost of business acquired         43,780    45,024    39,402
  Broadcasting expenses                                                            83,849    69,523    64,705
  Interest expense                                                                 15,047    11,097     9,945
  Other expenses                                                                   15,150    16,190    11,413
- -----------------------------------------------------------------------------------------------------------------
Total expenses                                                                    516,886   502,378   395,621
- -----------------------------------------------------------------------------------------------------------------

Income before income taxes and cumulative effect of accounting changes             88,795    38,868    77,324
Provision for income taxes                                                         29,442    12,690    26,237
- -----------------------------------------------------------------------------------------------------------------

Income before cumulative effect of accounting changes                              59,353    26,178    51,087

Cumulative effect of accounting changes
  SFAS 106 - Postretirement benefits                                                  ---       ---   (10,068)
  SFAS 112 - Postemployment benefits                                                  ---       ---    (1,872)
- -----------------------------------------------------------------------------------------------------------------
Net income                                                                       $ 59,353  $ 26,178  $ 39,147
- -----------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE
Income before cumulative effect of accounting changes                            $   2.76  $   1.22  $   2.62
Cumulative effect of accounting changes
  SFAS 106 - Postretirement benefits                                                  ---       ---      (.52)
  SFAS 112 - Postemployment benefits                                                  ---       ---      (.09)
- -----------------------------------------------------------------------------------------------------------------
Net earnings per common share                                                    $   2.76  $   1.22  $   2.01
- -----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                                                      EXHIBIT 13


CONSOLIDATED STATEMENTS OF CASH FLOWS
THE LIBERTY CORPORATION AND SUBSIDIARIES
(In 000's)


For the Years Ended December 31                                                         1995         1994         1993
- ---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                         $    59,353  $    26,178  $    39,147
Adjustments to reconcile net income to net cash provided by operating activities:
  Increase in policy liabilities                                                        18,845       53,961       30,763
  (Decrease) increase in accounts payable and accrued expenses                          (3,964)       1,142        4,948
  Increase in receivables                                                               (3,311)      (7,374)     (11,569)
  Amortization of deferred acquisition costs and cost of business acquired              43,780       45,024       39,402
  Policy acquisition costs deferred                                                    (54,522)     (59,053)     (58,017)
  Realized investment (gains) losses                                                     2,913       12,073      (14,686)
  Gain on sale of operating assets                                                      (3,231)      (3,214)      (3,136)
  Depreciation and amortization                                                         19,034       16,019       13,522
  Amortization of bond premium and discount                                             (7,485)      (4,904)      (6,033)
  Provision for deferred income taxes                                                    6,225       (1,481)       2,089
  All other operating activities, net                                                    9,803        8,679       (1,730)
- ---------------------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                             87,440       87,050       34,700
- ---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Investment securities sold:
    Available for sale (equity securities in 1993)                                     155,670      225,100       40,698
    Held to maturity (fixed maturities in 1993)                                            ---          ---       10,124
Investment securities matured or redeemed by issuer:
    Available for sale                                                                  32,913       61,216          ---
    Held to maturity                                                                    35,494       65,910      241,000
Cost of investment securities acquired:
Available for sale                                                                    (329,918)    (420,244)         ---
Held to maturity                                                                           ---          ---     (351,900)
Mortgage loans made                                                                    (32,905)     (31,957)     (28,883)
Mortgage loan repayments                                                                22,712       20,621       23,648
Purchase of investment properties, buildings and equipment                             (62,955)     (87,115)     (32,563)
Sale of investment properties, buildings and equipment                                  49,103       31,158       40,374
Purchases of short-term investments                                                    (43,607)    (388,465)    (381,400)
Sales of short-term investments                                                         50,871      394,673      394,284
Net cash paid on purchases of insurance companies                                          ---      (54,087)        (722)
Net cash paid on sale of insurance business                                                ---          ---       (2,250)
Net cash paid on purchase of television station                                         (5,140)         ---          ---
All other investment activities, net                                                    (5,828)        6,860      (1,439)
- ---------------------------------------------------------------------------------------------------------------------------
  NET CASH USED IN INVESTING ACTIVITIES                                               (133,590)    (176,330)     (49,029)
- ---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from borrowings                                                             1,901,901    2,544,735    2,192,635
Principal payments on debt                                                          (1,890,521)  (2,467,819)  (2,219,778)
Dividends paid                                                                         (16,814)     (14,358)     (13,108)
Stock issued for employee benefit and compensation programs                              2,909        3,487        5,771
Common stock offering                                                                      ---          ---        8,544
Return of policyholders' account balances                                              (32,637)     (30,025)     (26,201)
Receipts credited to policyholders' account balances                                    73,653       75,173       63,773
- ---------------------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                             38,491      111,193       11,636
- ---------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                                             (7,659)      21,913       (2,693)
Cash at beginning of year                                                               51,400       29,487       32,180
- ---------------------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                                                $    43,741  $    51,400  $    29,487
- ---------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                                                                      EXHIBIT 13


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THE LIBERTY CORPORATION AND SUBSIDIARIES
(Amounts in 000's except per share data)


                                                                                                                UNREALIZED
                                                 COMMON                   CONVERTIBLE           UNEARNED         SECURITY
                                                 SHARES       COMMON       PREFERRED             STOCK         APPRECIATION
                                               OUTSTANDING    STOCK          STOCK            COMPENSATION    (DEPRECIATION)
- ------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1993                       18,859      $126,961      $   ---              $(3,222)       $   3,901
Net income
Net unrealized investment gains                                                                                    1,276
Dividends - Common Stock - $0.56
  per share
Foreign currency translation
  adjustment
Stock issued for employee benefit
  and performance incentive
  compensation programs                             314         8,434                            (1,253)
Stock offering                                      325         8,544
- ------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                     19,498       143,939          ---               (4,475)           5,177
Cumulative effect of change in
  accounting principle                                                                                            11,357
Net income
Net unrealized investment losses                                                                                 (69,643)
Dividends - Common  Stock - $0.62
  per share
Dividends - Redeemable Preferred
  Stock - $1.672 per share
Foreign currency translation
  adjustment
Stock issued for employee benefit
  and performance incentive
  compensation programs                             229         5,816                              (844)
Stock issued as part of the
  purchase price of acquisitions                    113         3,180
Stock issued for conversion of
  redeemable preferred stock                          1            21
- ------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                     19,841       152,956          ---               (5,319)         (53,109)
Net Income
Net unrealized investment gains                                                                                  111,095
Dividends - Common Stock - $0.665
  per share
Dividends - Redeemable Preferred
  Stock - $2.10 per share
Dividends - Convertible Preferred
  Stock - $1.4583 per share
Foreign currency translation
  adjustment
Stock issued for employee benefit
  and performance incentive
  compensation programs                             216         5,631                              (731)
Stock issued as part of the
  purchase price of acquisitions                                            20,999
Stock issued for conversion of
  redeemable preferred stock                          4           148
- ------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                     20,061      $158,735      $20,999              $(6,050)       $  57,986
- ------------------------------------------------------------------------------------------------------------------------------

                                                  CUMULATIVE
                                                   FOREIGN
                                                   CURRENCY          RETAINED
                                                 TRANSLATION         EARNINGS          TOTAL
- -----------------------------------------------------------------------------------------------------
Balance at January 1, 1993                         $ (880)           $262,428        $389,188
Net income                                                             39,147          39,147
Net unrealized investment gains                                                         1,276
Dividends - Common Stock - $0.56
  per share                                                           (10,842)        (10,842)
Foreign currency translation
  adjustment                                         (649)                               (649)
Stock issued for employee benefit
  and performance incentive
  compensation programs                                                                 7,181
Stock offering                                                                          8,544
- -------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                       (1,529)            290,733         433,845
Cumulative effect of change in
  accounting principle                                                                 11,357
Net income                                                             26,178          26,178
Net unrealized investment losses                                                      (69,643)
Dividends - Common  Stock - $0.62
  per share                                                           (12,242)        (12,242)
Dividends - Redeemable Preferred
Stock - $1.672 per share                                               (2,117)         (2,117)
Foreign currency translation
  adjustment                                           38                                  38
Stock issued for employee benefit
  and performance incentive
  compensation programs                                                                 4,972
Stock issued as part of the
  purchase price of acquisitions                                                        3,180
Stock issued for conversion of
  redeemable preferred stock                                                               21
- -------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                       (1,491)            302,552         395,589
Net Income                                                             59,353          59,353
Net unrealized investment gains                                                       111,095
Dividends - Common Stock - $0.665
  per share                                                           (13,283)        (13,283)
Dividends - Redeemable Preferred
  Stock - $2.10 per share                                              (2,658)         (2,658)
Dividends - Convertible Preferred
  Stock - $1.4583 per share                                              (873)           (873)
Foreign currency translation
  adjustment                                          492                                 492
Stock issued for employee benefit
  and performance incentive
  compensation programs                                                                 4,900
Stock issued as part of the
  purchase price of acquisitions                                                       20,999
Stock issued for conversion of
  redeemable preferred stock                                                              148
- -------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                       $ (999)           $345,091        $575,762
- -------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                                                                      EXHIBIT 13



                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements of The Liberty Corporation and Subsidiaries (the Company) include the accounts of the Company after elimination of all significant intercompany balances and transactions. The primary subsidiaries of the Company are Liberty Life Insurance Company, Pierce National Life Insurance Company (doing business as FamilySide) and Liberty Insurance Services Corporation (collectively referred to as the insurance operations) and Cosmos Broadcasting Corporation.

ORGANIZATION - The Company's operations include the sale and service of life insurance products in the United States and Canada and television broadcasting operations in the United States. The insurance operations are licensed to do business in 49 states and nine Canadian provinces. While the majority of the Company's assets and revenues are generated from its insurance operations, the Company also is a major television group broadcaster, owning and operating eight network affiliated television stations throughout the southeastern and midwestern states. Information on the Company's operations by segment is included on page 40 of this report (see Note 16).

USE OF ESTIMATES AND ASSUMPTIONS - Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes to the consolidated financial statements. Actual results could differ from those estimates and assumptions.

INSURANCE PREMIUMS AND POLICY CHARGES - Revenues for traditional life insurance and accident and health insurance are recognized over the premium paying period as they become due. For limited payment whole life products, the excess of the premiums received over the portion of the premiums required to establish reserves is deferred and recognized in income over the anticipated life of the policy. For universal life products, revenues consist of policy charges for the cost of insurance, administration of the policies and surrender charges during the period. Policy issue fees are deferred and recognized in income over the life of the policies in relation to the incidence of expected gross profits.

BENEFITS TO POLICYHOLDERS AND BENEFICIARIES - Benefits for traditional life insurance and accident and health insurance products include claims paid during the period, accrual for claims reported but not yet paid, and accrual for claims incurred but not reported based on historical claims experience modified for expected future trends. Benefits for universal life products are the amount of claims paid in excess of the policy value accrued to the benefit of the policyholder plus interest credited on account values.

INSURANCE RESERVES AND POLICY MAINTENANCE EXPENSES - Insurance reserves and policy maintenance expenses for traditional life insurance and accident and health insurance are associated with earned premiums so as to recognize profits over the premium paying period. This association is accomplished by recognizing the liabilities for insurance reserves on a net level premium method based on assumptions deemed appropriate at the date of issue as to future investment yield, mortality, morbidity, withdrawals and maintenance expenses and including margins for adverse deviations. Interest assumptions are based on Company experience. Mortality, morbidity, and withdrawal assumptions are based on recognized actuarial tables or Company experience, as appropriate. Accident and health reserves consist principally of unearned premiums and claims reserves, including provisions for incurred but unreported claims.

Insurance reserves for universal life products are determined following the retrospective deposit method and consist of policy values that accrue to the benefit of the policyholder, unreduced by surrender charges.

DEFERRED ACQUISITION COSTS - Acquisition costs incurred by the Company in the process of acquiring new business are deferred and amortized to income as discussed below. Costs deferred consist primarily of commissions and certain policy underwriting, issue and agency expenses that vary with and are primarily related to production of new business.

COST OF BUSINESS ACQUIRED is the value assigned the insurance inforce of acquired insurance companies at the date of acquisition.

For traditional insurance products, the amortization of deferred acquisition costs and the cost of business acquired is recognized in proportion to the ratio of annual premium revenue to the total anticipated premium revenue, which gives effect to actual terminations. Deferred acquisition costs and the cost of business acquired are amortized over the premium paying period (not to exceed 30 years) of the related policies. Anticipated premium revenue is determined using assumptions consistent with those utilized in the determination of liabilities for insurance reserves.

                                                                      EXHIBIT 13


For universal life products, the deferred acquisition costs are amortized in relation to the incidence of expected gross profits over the life of the policies (not to exceed 30 years). Gross profits are equal to revenues, as defined previously, plus investment income (including applicable realized investments gains and losses) less expenses. Expenses include interest credited to policy account balances, policy administration expenses, and expected benefit payments in excess of policy account balances.

INVESTMENTS - Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that all debt and equity securities be classified into one of three categories
- -- held to maturity, available for sale, or trading. The Company has no securities classified as trading. On November 15, 1995, the Financial Accounting Standards Board issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". In accordance with the provisions in that Special Report, on December 31, 1995, the Company chose to reclassify all securities previously classified as held to maturity to available for sale. The market value and amortized cost of the securities transferred were $307,100,000 and $281,691,000, respectively, at December 31, 1995. As a result of the transfer, shareholders' equity was increased $14,645,000 (net of deferred income taxes and adjustment to deferred acquisition costs) to reflect the unrealized gain on securities previously carried at cost. There were no sales of securities previously included in the held to maturity category during 1995 or 1994.
Prior to December 31, 1995, the Company classified fixed maturity securities (bonds and redeemable preferred stock) as either held to maturity or available for sale. Management determined the appropriate classification of fixed maturities at the time of purchase. Fixed maturities were classified as held to maturity when the Company had the positive intent and ability to hold the securities to maturity.

Investments are reported on the following basis:


- -    Fixed maturities classified as available-for-sale are stated at fair value with unrealized gains and losses, after adjustment for deferred income taxes and deferred acquisition costs, reported directly in shareholders' equity. Fixed maturities classified as held to maturity are stated at amortized cost, including impairments for other than temporary declines in value. Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.
- -    Equity securities (common stocks and nonredeemable preferred stocks) are all considered available for sale and are carried at fair value. The fair values for equity securities are based on quoted market prices.
- -    Mortgage loans on real estate are carried at amortized cost, less an allowance for credit losses and provisions for impaired value, where appropriate.
- -    Investment real estate is carried at cost less accumulated depreciation and provisions for impaired value where appropriate.  Depreciation over the estimated useful lives of the properties is determined principally using the straight-line method.
- -    Policy loans are carried at cost.
- -    Other long-term investments are carried at cost which includes provisions for impaired value where appropriate. Included in other long-term investments are investments in venture capital funds and oil and gas properties.
- -    Short-term investments are carried at cost which approximates fair value.


UNREALIZED INVESTMENT GAINS AND LOSSES on investments carried at fair value, net of deferred taxes and adjustment for deferred acquisition costs related to universal life products, are recorded directly in shareholders' equity.

REALIZED INVESTMENT GAINS AND LOSSES are recognized using the specific identification method to determine the cost of investments sold. Gains or losses on the sale of real estate held for investment are included in realized investment gains (losses). Gains and losses on the sale of real estate acquired for development and resale are included in net investment income. Realized gains and losses include write-downs for impaired values of investment assets. The Company establishes impairments on individual, specific assets at the time the Company judges the assets to have been impaired and this impairment can be estimated (see Note 2).

BUILDINGS AND EQUIPMENT are recorded at cost. Depreciation over the estimated useful lives of the properties is determined principally using the straight-line method.

INTANGIBLE ASSETS arose in the acquisition of certain television stations. Amounts not being amortized ($4,071,000) represent the excess of the total cost over the underlying value of the tangible and amortizable intangible assets acquired prior to 1970. Amounts being amortized are expensed principally over forty years.

GOODWILL arose in the acquisition of insurance companies and is being amortized over lives ranging from twenty to forty years.

FOREIGN CURRENCY TRANSLATION has been accounted for in accordance with SFAS No. 52, "Foreign Currency Translation." The assets and liabilities of the Canadian operations of FamilySide are translated into U.S. dollars at the rate of exchange in effect at the respective balance sheet date. Net exchange gains and losses resulting from translation are included as a separate component of shareholders' equity. Revenues and expenses are translated at average exchange rates for the year. Gains and losses from foreign currency transactions are included in net income.

                                                                      EXHIBIT 13


INTEREST RATE CAPS AND SWAPS are used to limit the impact of changing interest rates on the Company's debt, which is substantially all floating rate (see Note
5). An interest rate swap is used to fix the interest rate on $100,000,000 of debt. The net interest effect of the swap transaction is reported as an adjustment to interest expense as incurred. Interest rate caps are used to protect a portion of the remaining debt against significant increases in interest rates. Premiums paid for the interest rate caps are being amortized to interest expense over the terms of the caps.

INCOME TAXES are computed using the liability method required by Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and law that will be in effect when the differences are expected to reverse.

EARNINGS PER COMMON SHARE is based on net income after redeemable preferred stock dividend requirements and the weighted average number of shares outstanding during the year, including the average number of dilutive shares under stock options.

NON-PENSION POSTEMPLOYMENT BENEFITS - The Company provides certain health and life insurance benefits to eligible retirees and their dependents. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" whereby the cost of providing the benefits is accrued during the employees' working years. The Company elected to immediately recognize this obligation, resulting in a $15,254,000 charge ($10,068,000 after-tax) to 1993 operations. The Company also provides certain other postemployment benefits to qualified former and inactive employees. To account for these benefits the Company adopted Statement of Financial Accounting Standard No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. SFAS 112 requires the accrual of benefits provided to former or inactive employees after employment but before retirement, be accrued when it is probable a benefit will be provided. The adoption of this standard resulted in a $2,837,000 charge ($1,872,000 after-tax) which was expensed during 1993. With the exception of the one-time transition obligations, the adoption of these accounting standards did not have a material impact on the Company's annual earnings.

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 114, "Accounting by Creditors for Impairments of a Loan" and Statement of Financial Accounting Standard No. 118, "Accounting by Creditors for Impairments of a Loan--Income Recognition and Disclosures" were adopted by the Company effective January 1, 1995. Under the standards, the Company provides for estimated credit losses related to the mortgage loans where it is probable that all amounts due according to the contractual terms of the mortgage agreement will not be collected. This provision for credit losses is based on discounting the expected cash flows from the loan using the loan's initial effective interest rate, or the fair value of the collateral for certain collateral dependent loans. The initial adoption of the standards resulted in recording an allowance for credit losses of $507,000 ($330,000 after-tax), which has been included in realized investment gains (losses) in the consolidated statement of income.

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued by the Financial Accounting Standards Board in March 1995. This statement prescribes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill that are used in the business, as well as establishing accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company expects to adopt this standard as of January 1, 1996. Under the provisions of the statement certain of the Company's investment real estate assets will be required to be valued at fair value, rather than net realizable value as previously required; however, the adoption of the statement is not expected to have a material impact on the net income or financial position of the Company.

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 123, "Accounting for Stock-Based Compensation" was issued by the Financial Accounting Standards Board in October 1995. This statement requires companies to measure the fair value of employee stock options at the date granted and expense the estimated fair value of grants or, alternatively, disclose the pro forma impact on net income and earnings per share of the grants in the notes to the financial statement. The Company will adopt this statement as of January 1, 1996 and make the pro forma disclosures required by SFAS 123 in its 1996 financial statements.

RECLASSIFICATIONS have been made in the 1994 and 1993 Consolidated Financial Statements to conform to the 1995 presentation.

                                                                      Exhibit 13



2. INVESTMENTS

Amortized cost and estimated fair values of investments in available for sale and held to maturity securities at December 31, 1995 and 1994 are as follows:


                                                         Gross        Gross
                                         Amortized     Unrealized   Unrealized
1995 (In 000's)                             Cost         Gains        Losses    Fair Value
- --------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
Fixed maturity securities
  US government obligations             $   25,733    $    993     $    41    $   26,685
  States and political subdivisions            294          39         ---           333
  Foreign obligations                       93,819       3,746       2,534        95,031
  Corporate securities                     485,735      41,645       2,774       524,606
  Mortgage-backed securities               777,743      43,530         889       820,384
- --------------------------------------------------------------------------------------------
  Total                                  1,383,324      89,953       6,238     1,467,039
Equity securities                           68,637      19,161       5,290        82,508
- --------------------------------------------------------------------------------------------
Total                                   $1,451,961    $109,114     $11,528    $1,549,547
- --------------------------------------------------------------------------------------------


                                                           Gross       Gross
                                            Amortized    Unrealized  Unrealized
1994 (In 000's)                                Cost         Gains      Losses      Fair Value
- -----------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
Fixed maturity securities
  US government obligations                $   33,723     $     3     $ 2,341      $ 31,385
  States and political subdivisions            45,514           3       3,081        42,436
  Foreign obligations                          23,543           1       2,916        20,628
  Corporate securities                        381,823       2,222      28,666       355,379
  Mortgage-backed securities                  462,919         267      29,985       433,201
- -----------------------------------------------------------------------------------------------
  Total                                       947,522       2,496      66,989       883,029
Equity securities                              78,116       7,503       7,411        78,208
- -----------------------------------------------------------------------------------------------
Total                                      $1,025,638     $ 9,999     $74,400      $961,237
- -----------------------------------------------------------------------------------------------

HELD TO MATURITY:
US government obligations                  $    5,574     $    38     $   319      $  5,293
Foreign obligations                               454         104          --           558
Corporate securities                           86,723      10,352       1,019        96,056
Mortgage-backed securities                    206,367       4,787       1,932       209,222
- -----------------------------------------------------------------------------------------------
Total                                      $  299,118     $15,281     $ 3,270      $311,129
- -----------------------------------------------------------------------------------------------

As of December 31, 1995, the Company reclassified all securities previously classified as held to maturity to available for sale (See Note 1).

                                                                      EXHIBIT 13



Realized gains (losses) and the change in unrealized gains (losses) on the Company's fixed maturities and equity securities are summarized as follows:


                                                                                          Total Gains
                                                    Fixed              Equity             (Losses) on
(In 000's)                                       Maturities          Securities           Investments
- ---------------------------------------------------------------------------------------------------------
1995
Realized investment gains (losses)                $  (2,347)           $ 8,071             $   5,724
Change in unrealized investment gains (losses)      136,197             13,779               149,976
- ---------------------------------------------------------------------------------------------------------
Combined                                          $ 133,850            $21,850             $ 155,700
- ---------------------------------------------------------------------------------------------------------

1994
Realized investment gains (losses)                $ (11,957)           $ 2,699             $  (9,258)
Change in unrealized investment gains (losses)     (118,937)            (7,494)             (126,431)
- ---------------------------------------------------------------------------------------------------------
Combined                                          $(130,894)           $(4,795)            $(135,689)
- ---------------------------------------------------------------------------------------------------------

1993
Realized investment gains                         $  10,705            $ 6,546             $  17,251
Change in unrealized investment gains (losses)        1,084              1,965                 3,049
- ---------------------------------------------------------------------------------------------------------
Combined                                          $  11,789            $ 8,511             $  20,300
- ---------------------------------------------------------------------------------------------------------

The schedule below details consolidated investment income and related investment expenses for the years ended December 31.


(In 000's)                                                        1995      1994      1993
- -----------------------------------------------------------------------------------------------
Interest on
  Bonds                                                         $107,825  $ 89,518  $ 74,438
  Mortgage loans                                                  18,247    18,137    15,452
  Policy loans                                                     4,872     4,946     4,162
  Short-term investments                                             752       869     1,376
Dividends on
  Preferred stocks                                                 6,624     8,370     7,469
  Common stocks                                                    1,180     1,361       376
Investment property rentals                                        9,238     6,255     4,265
Net gain on investment real estate held for development            6,947     5,268     4,501
Other investment income                                            3,269     7,556     5,987
- -----------------------------------------------------------------------------------------------
Total investment income                                          158,954   142,280   118,026
Investment expenses                                               10,284     8,601     7,060
- -----------------------------------------------------------------------------------------------
Net investment income                                           $148,670  $133,679  $110,966
- -----------------------------------------------------------------------------------------------

Proceeds from sales of fixed maturities and the related gross realized gains and losses for the three years ended December 31 are shown below. The amounts shown below do not include those related to unscheduled redemptions or prepayments, nor do they reflect any impairments taken during the years presented. No held to maturity securities were sold during 1995 or 1994.


(In 000's)                                                   1995      1994     1993
- ---------------------------------------------------------------------------------------
Proceeds from sales                                        $111,260  $187,597  $10,124
Gross realized gains                                          1,750       986      383
Gross realized losses                                        (3,910)  (13,437)    (294)

                                                                      EXHIBIT 13


The following investment assets were non-income producing for the twelve months ended December 31, 1995:


(In 000's)                                                                           Balance Sheet
                                                                                         Amount
- -----------------------------------------------------------------------------------------------------
Investment real estate                                                                  $11,827
Other long-term investments                                                              24,834
Mortgage loans                                                                               50
Fixed maturities                                                                             71
- -----------------------------------------------------------------------------------------------------
Total                                                                                   $36,782
- -----------------------------------------------------------------------------------------------------

For the year ended December 31, 1995, the Company incurred realized losses of $9,462,000 due to impairment of assets included in the year-end investment portfolio. Cumulative provisions for impairments on the total investment portfolio by asset category at December 31, 1995, are as follows:


(In 000's)                                          CUMULATIVE
                                                   PROVISION FOR
                                                    IMPAIRMENTS
- ------------------------------------------------------------------
Mortgage loans                                         $ 2,893
Investment real estate                                   4,401
Other long-term investments                              7,462
Fixed maturities                                         1,380
- ------------------------------------------------------------------
Total                                                  $16,136
- ------------------------------------------------------------------

The amortized cost and estimated fair value of fixed maturities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


(In 000's)                                           Amortized Cost          Fair Value
- ------------------------------------------------------------------------------------------
Due in one year or less                               $   21,005           $   21,103
Due after one year through five years                    166,973              178,644
Due after five years through ten years                   247,643              267,709
Due after ten years                                      169,960              179,199
- ------------------------------------------------------------------------------------------
                                                         605,581              646,655
Mortgage-backed securities primarily maturing in
   five to twenty-five years                             777,743              820,384
- ------------------------------------------------------------------------------------------
Total                                                 $1,383,324           $1,467,039
- ------------------------------------------------------------------------------------------

3. REINSURANCE AGREEMENTS

The Company uses reinsurance as a risk management tool in the normal course of business and in isolated, strategic assumption transactions to effectively buy or sell blocks of in force business. The reinsurance contracts do not relieve the Company from its contract with its policyholders, and it remains liable should any reinsurer be unable to meet its obligations. At December 31, 1995, $4.6 billion (21%) of the Insurance Group's total $21.4 billion gross insurance in force was ceded to other companies. In the accompanying financial statements, insurance premiums and policy charges, policyholder benefits and deferred acquisition costs are reported net of reinsurance ceded with policy liabilities being reported gross of reinsurance ceded.

Amounts paid or deemed to be paid for reinsurance contracts are recorded as reinsurance receivables. The cost of reinsurance related to long-term duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

In 1991 Liberty Life entered into an agreement with Life Reassurance Corporation (Life Re) to coinsure the Company's General Agency Division's universal life policies in force. The initial agreement provided for 80% coinsurance on policies in force at December 31, 1991, and 50% coinsurance on policies issued subsequent to such date. Effective July 1, 1995, the amount coinsured on policies written after December 31, 1991, was increased to 80%. Under the terms of the agreement, assets supporting the business ceded are required to be held in escrow. At December 31, 1995, Liberty Life's interest in the assets held in escrow consisted of investments with an amortized cost of $56.3 million and a fair value of $59.7 million. Comparable book and fair value at December 31, 1994 was $62.7 million and $59.3

                                                                     EXHIBIT 13

million, respectively. These investments had an average rating of AA+. The total face value of insurance ceded to Life Re at December 31, 1995, was $2.9 billion and the Company has recorded a receivable related to this transaction from Life Re of $257.7 million as of December 31, 1995. Currently, Life Re has an A.M. Best rating of A+. During 1995 and 1994, Liberty Life had ceded premiums and policy charges of $19.3 and $18.0 million, respectively, under the agreement.

Effective September 30, 1991, Liberty Life entered into an agreement to coinsure 50% of its Home Service line of business. Under generally accepted accounting principles this agreement has been treated as financial reinsurance, and no reserve reduction had been taken for the business ceded. The reinsurance contract contains an escrow agreement that requires assets equal to the reserves reinsured, as determined under statutory accounting principles, be held in escrow for the benefit of this block of business. At December 31, 1995, the amortized cost of the invested assets held in escrow was approximately $228.9 million.

The insurance subsidiaries also reinsures with other insurance companies portions of the life insurance they write in order to limit exposure on large or substandard risks. Due to this broad allocation of reinsurance with several insurance companies, there exists no significant concentration of credit risk. The maximum amount of life insurance that Liberty Life will retain on any life is $300,000, plus an additional $50,000 in the event of accidental death. This maximum is reduced for higher ages and for special classes of risks. The maximum amount of life insurance that the other insurance subsidiaries will retain on any life is $50,000. Insurance in excess of the retention limits is either automatically ceded under reinsurance agreements or is reinsured on an individually agreed basis with other insurance companies.

The effect of reinsurance on premiums and policy charges and benefits was as follows for the years ending December 31:


(In 000's)                                                 1995            1994             1993
- -----------------------------------------------------------------------------------------------------
Direct premiums and policy charges                       $364,797        $344,119         $278,454
Reinsurance assumed                                         1,314           1,728            2,089
Reinsurance ceded                                         (34,741)        (30,058)         (29,621)
- -----------------------------------------------------------------------------------------------------
Net premiums and policy charges                          $331,370        $315,789         $250,922
- -----------------------------------------------------------------------------------------------------
Gross benefits                                           $249,861        $242,869         $174,588
Reinsurance recoveries                                    (13,087)        (17,124)         (15,136)
- -----------------------------------------------------------------------------------------------------
  Net benefits                                           $236,774        $225,745         $159,452
- -----------------------------------------------------------------------------------------------------

4.   DEFERRED ACQUISITION COSTS, COST OF BUSINESS ACQUIRED
          AND FUTURE POLICY BENEFITS

A summary of the changes in deferred acquisition costs is as follows:


(In 000's)                                                               1995      1994      1993
- -------------------------------------------------------------------------------------------------------
Beginning balance                                                      $259,799  $231,873  $211,945
Deferred during the year                                                 54,522    59,053    58,017
Amortized during the year                                               (32,594)  (33,313)  (31,917)
Adjustment related to unrealized investment (gains) losses              (10,327)    2,379       ---
Insurance in force ceded                                                 (6,331)      ---    (6,082)
Foreign currency translation                                                119      (193)      (90)
- -------------------------------------------------------------------------------------------------------
Ending balance                                                         $265,188  $259,799  $231,873
- -------------------------------------------------------------------------------------------------------

                                                                      EXHIBIT 13


A summary of the changes in costs of business acquired through acquisitions is as follows:


(In 000's)                                         1995       1994       1993
- ------------------------------------------------------------------------------------
Beginning balance                                $98,056    $56,762    $63,930
Additions from acquisitions                          ---     53,139        317
Interest accrued                                   6,621      6,620      4,426
Foreign currency adjustment                           55       (134)       ---
Amortized during the year                        (17,807)   (18,331)   (11,911)
- ------------------------------------------------------------------------------------
Ending balance                                   $86,925    $98,056    $56,762
- ------------------------------------------------------------------------------------

The Company accounts for these costs in a manner consistent with deferred acquisition costs. The Company's interest rate used to amortize these costs is 7.75% for a majority of the asset. Periodically, the Company performs tests to determine that the cost of business acquired remains recoverable from future premiums on the acquired business. The Company incurred no write-offs due to impairments as a result of these tests during the three years ended December 31, 1995. Under current assumptions amortization of these costs, prior to consideration of accrued interest implicit in the calculation of the amortization, for the next five years is expected to be as follows:


(In 000's)                                                                   Amortization
- -------------------------------------------------------------------------------------------
1996                                                                            $15,779
1997                                                                             13,693
1998                                                                             12,126
1999                                                                             10,819
2000                                                                              9,624

The liabilities for traditional life insurance and accident and health insurance policy benefits and expenses are computed using a net level premium method, including assumptions based on the Company's experience, modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviations. Reserve interest assumptions are graded and range from 3.5% to 9.5%. Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity. The weighted average assumed investment yield for all traditional life and accident and health policy reserves was 6.6%, 6.8%, and 6.8% in 1995, 1994, and 1993, respectively. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred.

Benefit reserves for universal life insurance and investment products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for universal life and investment products range from 5.5% to 6.8% in 1995, 5.5% to 7.0% in 1994, and 5.8% to 8.0% in 1993.

Participating business accounts for approximately 1% of the Company's life insurance in force and premium income. The dividend to be paid is determined annually by the Board of Directors.


5. DEBT

The debt obligations at December 31 are as follows:


(In 000's)                                       INTEREST RATE                   1995                       1994
- ---------------------------------------------------------------------------------------------------------------------
Borrowings under revolving credit
  agreement and lines of credit                       6.1%                      $136,500                  $120,500
Long-term debt                                        6.7%                       100,000                   100,000
Other notes due to banks                              4.8%                           158                       554
Mortgage loans on investment property             7.5% to 8.5%                     5,469                     4,882
Other                                                Various                      16,317                     5,711
- ---------------------------------------------------------------------------------------------------------------------
Total                                                                           $258,444                  $231,647
- ---------------------------------------------------------------------------------------------------------------------

The mortgage loans are secured by property with a net carrying value of $19.6 million at December 31, 1995.

                                                                      EXHIBIT 13


Maturities of the debt obligations at December 31, 1995, are as follows:

Maturities                                                                  Amount
- ---------------------------------------------------------------------------------------
1996                                                                       $ 26,306
1997                                                                         17,057
1998                                                                        147,095
1999                                                                         20,724
2000                                                                         20,946
Thereafter                                                                   26,316
- ---------------------------------------------------------------------------------------
Total                                                                      $258,444
- ---------------------------------------------------------------------------------------

On March 21, 1995, the Company refinanced its then-existing $325,000,000 revolving credit facility into a new $375,000,000, multi-tranche credit facility. The current facility consists of a $225,000,000 three-year revolving credit facility; a $100,000,000 seven-year term loan facility; and a $50,000,000 facility substantially identical to the revolving facility, which is convertible into terms substantially identical to the term facility within two years of the closing date of this loan. The revolving portion of the facility will mature in March 1998, while the term portion shall be repaid in twenty quarterly installments of $5,000,000 commencing June 1997, and ending in March 2002.

The Company's borrowings against the revolving credit facility were $126,000,000 and against the term facility were $100,000,000 at December 31, 1995. During 1995, the maximum amount outstanding on the revolving facility amounted to approximately $162,000,000, with an average balance outstanding of approximately $129,250,000 and an average weighted interest rate of 6.26%. In addition to the revolving facility, the Company also uses several lines of credit totaling $35,500,000 as of December 31, 1995, to manage day-to-day cash flow. The amount borrowed against the lines of credit at December 31, 1995 was $10,500,000. The average balance outstanding on the lines of credit was approximately $16,400,000 during 1995, with a maximum borrowing of $50,500,000 and an average weighted interest rate of 6.46%.

The Company has the option to solicit money market interest quotes from the bank group for borrowings under the revolving credit facility. The revolving credit agreement also provides for borrowing at interest rates based on a formula that incorporates the use of the London Interbank Offered Rate ("LIBOR") plus an interest rate margin. The interest rate for the term loan is based upon LIBOR, plus an interest rate margin. A facility fee is charged on the facility based on $275,000,000 of the total commitment. The facility fee and the interest rate margin for the revolving credit facility and the term loan are all based upon the ratio of consolidated debt to cash flow, as defined in the credit agreement.

The credit agreement contains various restrictive covenants typical of a credit facility of this size and nature. These restrictions primarily pertain to levels of indebtedness, limitations on payment of dividends, limitations on the quality and types of investments, and capital expenditures. Additionally, the Company must also comply with several financial covenant restrictions under the revolving credit agreement, including defined ratios of consolidated debt to cash flow, consolidated debt to consolidated total capital, and fixed charges coverage. As of December 31, 1995, the Company was in compliance with all covenants under its debt agreement.

The Company has entered into interest rate swap and cap agreements as a means of managing its interest rate exposure on its floating rate debt. The interest rate swap effectively fixes the interest rate on the $100,000,000 seven-year term loan facility at 5.965% plus the interest rate margin and will expire in March, 2002. The agreement is a contract to exchange fixed and floating interest rate payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The Company will pay the counterparty interest at 5.965%, and the counterparty will pay the Company interest at a variable rate based on the 3-month LIBOR rate. The notional principal amount under the agreement will amortize proportionately to the paydown of the $100,000,000 term loan as described above. The interest differential to be paid or received on interest rate swaps is accrued and included in interest expense for financial reporting purposes. The agreement is with a major financial institution and the Company's credit exposure is limited to the value of the interest-rate swap that has, or may become favorable to the Company.

The Company has entered into interest rate caps and corridors in an attempt to minimize the impact of a potential significant rise in short-term interest rates on the Company's outstanding floating rate debt. As of December 31, 1995, the Company had the following interest rate protection instruments: (1) a $50,000,000 notional amount, interest rate corridor from 8%-10%, which is based on the 3-month LIBOR rate and caps the Company's rate at 8% if the index rate exceeds 8% but is less than 10%, and at LIBOR minus 2% if the rate exceeds 10%, and expiring in December 1996; and (2) a $50,000,000 notional amount cap with a strike rate of 9%, which will be permanently eliminated if rates exceed 11%,
based on the 3-month LIBOR rate and expiring in December 1997.   The
combination of the above instruments protects a portion ($100,000,000 for one year, and $50,000,000 for two years) of the Company's variable rate debt from a potential significant rise in short-term interest rates. The Company was required to pay up-front fees related to these instruments at inception of each contract, which are being amortized straight-line over the term of each contract.

Interest paid, net of amounts capitalized, amounted to approximately $14,021,000, $12,957,000, and $12,580,000 in 1995, 1994, and 1993,
respectively. Interest capitalized amounted to $2,303,000, $2,030,000, and $1,161,000, in 1995, 1994, and 1993, respectively.

                                                                      EXHIBIT 13



6. REDEEMABLE PREFERRED STOCK

On February 24, 1994, the Company issued 598,656 shares of Series 1994-B Voting Cumulative Preferred Stock having a total redemption value of $22,449,000, or $37.50 per share, in connection with the acquisition of American Funeral Assurance Company. Additionally, on April 1, 1994, the Company issued 668,207 shares of Series 1994-A Voting Cumulative Preferred Stock having a total redemption value of $23,387,000, or $35.00 per share, in connection with the acquisition of State National Capital Corporation. The shares have preference in liquidation, and each share is entitled to one vote on any matters submitted
to a vote of the shareholders of the Company.   In accordance with the
financial reporting requirements of the Securities and Exchange Commission, the preferred stock has been classified outside of permanent equity as Redeemable Preferred Stock.

Both the Company and the holders of the preferred stock have the right to redeem any or all of the shares from time to time beginning five years and one month after the date of issue in exchange for cash or shares of the Company's common stock. The Company will determine the form of all redemptions, which will consist of cash, common stock, or a combination of both. Generally, the amount of consideration on the 1994-A Series will be equivalent to $35.00 per share plus the amount of any accumulated and unpaid dividends; and for the 1994-B Series will be equivalent to $37.50 per share plus the amount of any accumulated and unpaid dividends. In addition, each share of the 1994-A Series and 1994-B Series is convertible, at the option of the shareholder, at any time into one share of the Company's common stock (plus a corresponding attached right to acquire a share of the Company's Series A Participating Cumulative Preferred Stock). There is no sinking fund for the redemption of either series of preferred stock.

Dividends shall be paid on the 1994-A Series at the rate of 6% per annum and on the 1994-B Series at the rate of 5.6% per annum. Dividends accrue daily, are cumulative, and are payable quarterly. Both the 1994-A Series and the 1994-B Series are on a parity in rank with all other series of preferred stock of the Company whether or not such series exist now or are created in the future, with respect to payment of all dividends and distributions, unless a series of preferred stock expressly provides that it is junior or senior to the 1994-A and 1994-B Series. No dividends or distributions on the Company's common stock shall be declared or paid until all accumulated and unpaid dividends on the 1994-A Series and 1994-B Series have been declared and set aside for payment.


7. COMMITMENTS AND CONTINGENCIES

In January 1996, a lawsuit was filed against the Company alleging breach of contract in connection with an agreement to develop a state-of-art software system to administer the Company's insurance operations. The suit was filed by the software developer. Management of the Company, after consultation with legal counsel, believes that the lawsuit filed against the Company is without merit and intends to contest the suit vigorously. The Company believes the suit filed against it was in response to a suit filed by the Company in connection with failure of the software developer to deliver the system. The suit against the software developer seeks to recover amounts paid to the software developer, and other costs incurred by the Company, in the attempt to develop the system (see Note 12 to the Consolidated Financial Statements concerning the 1994 charge taken to write-off deferred system costs). The Company believes it will be successful in its lawsuit against the software developer; however, no estimated recovery is included in the accompanying financial statements.

In December 1995, a lawsuit was filed against the Company alleging breach of contract. The lawsuit relates to a transaction in which the Company was unsuccessful in acquiring certain entities partially owned by the plaintiff. Management, after consultation with legal counsel, believes the lawsuit is without merit and intends to contest the suit vigorously.

The Company and its subsidiaries are also defendants in various lawsuits arising primarily from claims made under insurance policies. Where applicable, these lawsuits are considered in establishing the Company's policy liabilities. It is the opinion of management and legal counsel that the settlement of these actions will not have a material effect on the financial position or results of operations of the Company.

The Company has lease agreements, primarily for branch offices, data processing and telephone equipment, which expire on various dates through 2004, none of which are material capital leases. Most of these agreements have optional renewal provisions covering additional periods of one to ten years. All leases were made in the ordinary course of business and contain no significant restrictions or obligations. Future commitments under operating leases are not material. Annual rental expense amounted to approximately $5,825,000, $5,497,000, and $6,225,000 in 1995, 1994, and 1993, respectively.

Most states have laws requiring solvent life insurance companies to pay guaranty fund assessments to protect the interests of policyholders of insolvent life insurance companies. Due to the recent increase in the number of companies that are under regulatory supervision, there is expected to be an increase in assessments by state guaranty funds. Under present law, most assessments can be recovered through a credit against future premium taxes. The Company has reviewed its exposure to potential assessments, and the effect on its financial position and results of operations is not expected to be material.

At December 31, 1995, the Company had commitments for additional investments and other items totaling $44,341,000.

                                                                      EXHIBIT 13



8. SHAREHOLDERS' EQUITY

On February 28, 1995, the Company issued 599,985 shares of Series 1995-A Voting Cumulative Convertible Preferred Stock having a total redemption value of $20,999,475 or $35.00 per share in connection with the acquisition of WLOX-TV. The shares have preference in liquidation, and each share is entitled to one vote on any matters submitted to a vote of the shareholders of the Company. Each share of preferred stock is convertible at the option of the holder into one share of common stock. The Company has the right to redeem any or all of the shares from time to time at any time beginning five years and one month after the date of issue in exchange for cash, common stock, or a combination of both. Generally, the amount of consideration on the 1995-A Series will be equivalent to $35.00 per share plus the amount of any accumulated and unpaid dividends. There is no sinking fund for the redemption of the preferred stock.

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

The Company has adopted a Shareholder Rights Plan and declared a dividend of one preferred stock purchase right for each outstanding share of common stock. Upon becoming exercisable, each right entitles the holder to purchase for a price of $150.00 one one-hundredth of a share of Series A Participating Cumulative Preferred Stock. All of the rights may be redeemed by the Company at a price of $.01 per right until ten business days (or such later date as the Board of Directors determines) after the public announcement that a person or group has acquired beneficial ownership of 20 percent or more of the outstanding common shares ("Acquiring Person"). Upon existence of an Acquiring Person, the Company may redeem the rights only with the concurrence of a majority of the directors not affiliated with the Acquiring Person. The rights, which do not have voting power and are not entitled to dividends, expire on August 7, 2000. The rights are not exercisable until ten business days after the public announcement that a person either (i) has become an Acquiring Person, or (ii) has commenced, or announced an intention, to make a tender offer or exchange offer if, upon consummation, such person or group would become an Acquiring Person. If, after the rights become exercisable, the Company becomes involved in a merger or certain other major corporate transactions, each right will entitle its holder, other than the Acquiring Person, to receive common shares with a deemed market value of twice such exercise price.

There are 10,000,000 shares of preferred stock, no par value per share authorized for issuance. At December 31, 1995, there were 1,862,318 shares of preferred stock outstanding (See Note 6 for discussion of Redeemable Preferred Stock), and 140,000 shares of preferred stock were reserved for issuance in connection with the Shareholder Rights Plan.

Shareholders' equity as determined under generally accepted accounting principles of the Company's insurance operations was $672,694,000 and $525,478,000 at December 31, 1995 and 1994, respectively. The comparable amounts as determined under statutory accounting practices were $166,469,000 and $161,023,000 at December 31, 1995 and 1994, respectively. The amount that retained earnings exceed statutory unassigned surplus ($448,826,000) is restricted and, therefore, not available for dividends. Without regulatory approval, dividends are generally limited to prior year statutory gain from operations.

The components of the balance sheet caption unrealized appreciation (depreciation) on fixed maturity securities available for sale and equity securities in shareholders' equity as of December 31 are as follows:


(In 000's)                                                                                       1995          1994
- ---------------------------------------------------------------------------------------------------------------------------
Carrying value of securities                                                                  $1,549,547    $  961,237
Amortized cost of securities                                                                   1,451,961     1,025,638
- ---------------------------------------------------------------------------------------------------------------------------
Net unrealized appreciation (depreciation)                                                        97,586       (64,401)
Adjustment to deferred acquisition costs                                                          (7,948)        2,379
Deferred income taxes (net of a valuation allowance of $11,021 in 1994)                          (31,652)        8,913
- ---------------------------------------------------------------------------------------------------------------------------
  Total                                                                                       $   57,986    $  (53,109)
- ---------------------------------------------------------------------------------------------------------------------------

9. STOCK OWNERSHIP AND STOCK OPTION PLANS

The Company has a Performance Incentive Compensation Program (the "Program") which provides that the Compensation Committee of the Board of Directors may grant: (a) incentive stock options within the meaning of Section 422 of the Internal Revenue Code; (b) non-qualified stock options; (c) performance units;
(d) awards of restricted shares of the Company's common stock; or (e) all or any combination of the foregoing to officers and key employees. Only common stock, not to exceed 2,800,000 shares, may be delivered under the Program; and shares so delivered will be made available from the authorized but unissued shares or from shares reacquired by the

                                                                      EXHIBIT 13

Company, including shares purchased in the open market. The aggregate number of shares that may be acquired by any participant in the Program shall not exceed 20% of the shares subject to the Program. As of December 31, 1995, fifty-nine officers and employees were participants in the Program.

Restricted shares awarded to participants under the Program vest in equal annual installments, generally over the five-year period commencing on the date the shares are awarded. Non-vested shares may not be assigned, transferred, pledged or otherwise encumbered or disposed of. During the applicable restriction period, the Company retains possession of the certificates for the restricted shares with executed stock powers attached. Participants are entitled to dividends and voting rights with respect to the restricted shares.

Stock options under the Program are issued at 100% of the market price on the date of grant, are vested over such period of time, which may not be less than one year, as may be established by the Compensation Committee, and expire ten years after the grant. Of the incentive stock options outstanding, 51,165 were exercisable at December 31, 1995; 81,465 were exercisable at December 31, 1994; and 116,240 were exercisable at December 31, 1993. Of the non-qualified options outstanding, 290,480 were exercisable at December 31, 1995; 268,500 were exercisable at December 31, 1994; and 191,800 were exercisable at December 31, 1993. The options expire on various dates beginning February 12, 1996, and ending August 15, 2005.

The following schedule summarizes activity in the Program during the three years ending December 31, 1995.


                                   Restricted Shares               Incentive Stock Options            Non-Qualified Stock Options
- ------------------------------------------------------------------------------------------------------------------------------------
                              Number of       Market Price        Number of         Average           Number of         Average
                               Shares        at Date Given         Options       Exercise Price        Options       Exercise Price
- ------------------------------------------------------------------------------------------------------------------------------------
Outstanding 1/1/93             271,850                             191,700           $16.75            404,000           $22.26
Awarded                         90,220           $29.23                ---                              75,500            29.38
Vested                         (98,638)           31.43
Exercised                                                          (75,460)           14.80            (30,200)           20.20
Forfeited                       (4,749)           27.97                ---                              (3,200)           24.31
- ------------------------------------------------------------------------------------------------------------------------------------
Outstanding 12/31/93           258,683                             116,240           $18.02            446,100           $23.59
Awarded                        108,835            25.78                ---                             104,500            25.76
Vested                         (85,643)           26.90
Exercised                          ---                             (34,775)           17.35             (4,000)           25.63
Forfeited                      (19,241)           24.82                ---                              (6,000)           25.63
- ------------------------------------------------------------------------------------------------------------------------------------
Outstanding 12/31/94           262,634                              81,465           $18.31            540,600           $23.97
Awarded                        108,915            26.35                ---                              56,500            26.80
Vested                         (80,679)           24.98
Exercised                                                          (30,300)           17.98            (37,900)           21.20
Forfeited                      (15,826)           26.84                ---                             (46,000)           23.37
- ------------------------------------------------------------------------------------------------------------------------------------
Outstanding 12/31/95           275,044                              51,165           $18.50            513,200           $24.54
- ------------------------------------------------------------------------------------------------------------------------------------

At December 31, 1995, there were 414,380 shares of the Company's stock reserved for future grants under the Program.



10. EMPLOYEE BENEFITS

The Company has several postretirement plans that provide medical and life insurance benefits for qualified retired employees. The postretirement medical plans are generally contributory with retiree contributions adjusted annually to limit employer contributions to predetermined amounts. The postretirement life plans provide free insurance coverage up to a maximum of $5,000 for retirees prior to January 1, 1993, of the Company with the exception of Cosmos, whose retirees are insured with an outside company.

                                                                      EXHIBIT 13


Net periodic postretirement benefit cost was $1,506,000, $1,516,000, and $1,477,000 for the years ended December 31, 1995, 1994, and 1993, respectively, and included the following components:



                                             1995               1994               1993
- -----------------------------------------------------------------------------------------------
(In $000's)                            Medical     Life   Medical   Life   Medical     Life
- -----------------------------------------------------------------------------------------------
Service cost                           $  140      $---   $  139    $---   $  129      $---
Interest cost                           1,082       284    1,067     282    1,071       277
Amortization of
unrecognized
  net loss                                ---       ---       22       6      ---       ---
- -----------------------------------------------------------------------------------------------
Net periodic
postretirement
benefit cost                           $1,222      $284   $1,228    $288   $1,200      $277
- -----------------------------------------------------------------------------------------------

The following schedule reconciles the status of the Company's plans with the unfunded postretirement benefit obligation included in its balance sheets at December 31:


                                                                       1995             1994
- ----------------------------------------------------------------------------------------------------
(In $000's)                                                       Medical   Life   Medical   Life
- ----------------------------------------------------------------------------------------------------
Retirees                                                          $12,632  $3,996  $12,457  $3,678
Fully eligible active plan participants                               834     ---      771     ---
Other active plan participants                                      1,119     ---      920     ---
- ----------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation                      14,585   3,996   14,148   3,678
Unrecognized net gain (loss)                                          183    (265)    (158)    (80)
- ----------------------------------------------------------------------------------------------------
Accrued postretirement benefit obligation                         $14,768  $3,731  $13,990  $3,598
- ----------------------------------------------------------------------------------------------------

At December 31, 1995, the weighted-average annual assumed rate of increase in the per capita cost of covered medical benefits is 9.5% for 1996, and is assumed to decrease by 0.5% per year to 8% in 1999, then decrease 1% per year to 5.5% in 2002 and thereafter. At December 31, 1994, the health care cost trend rate assumption was 10% and the rate graded down by 0.5% per year to 8% in 1999, then decreased 1% per year to 6% in 2001 and thereafter. A 1% increase in the per capita cost of health care benefits results in a $679,000 increase in the accrued postretirement benefit obligation and a $55,000 increase in postretirement benefit expense. The assumed weighted average discount rate used in determining the accrued postretirement medical and life benefit obligation was 7.5% and 8% at December 31, 1995 and 1994, respectively.

The Company has profit sharing plans for substantially all of its employees. Contributions to these plans are made at the discretion of the Board of Directors and are paid into a trust that is administered by a separate trustee. Contributions for these plans were $5,067,000, $4,840,000, and $4,234,000, in 1995, 1994 and 1993, respectively.

The Company has a voluntary thrift and investment plan, qualified under Section 401(k) of the Internal Revenue Code, for substantially all of its employees. The Company makes a matching contribution to the plan of up to 3% of the employee's compensation. The Company's matching contribution percentage may be changed at the discretion of each participating subsidiary's Board of Directors. The Company's contributions for this plan were $2,102,000, $2,148,000, and $2,020,000 in 1995, 1994, and 1993, respectively.




11. PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:


(In 000's)                                    1995     1994      1993
- --------------------------------------------------------------------------
Current:
  Federal                                   $21,761  $12,625    $23,017
  State                                       1,456    1,546      1,131
- --------------------------------------------------------------------------
Total current                                23,217   14,171     24,148
Deferred:
  Federal                                     6,226   (1,361)     2,217
  State                                          (1)    (120)      (128)
- --------------------------------------------------------------------------
Total deferred                                6,225   (1,481)     2,089
- --------------------------------------------------------------------------
Total tax provision                         $29,442  $12,690    $26,237
- --------------------------------------------------------------------------

                                                                      EXHIBIT 13



Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994, are as follows:


(In 000's)                                                                           1995           1994
- -----------------------------------------------------------------------------------------------------------
Insurance operations deferred tax liabilities:
  Deferred acquisition costs                                                       $ 98,190       $100,601
  Policy liabilities                                                                 22,205         21,922
  Market discount on investments                                                     10,477          8,044
  Tax over book partnership losses                                                    2,909          4,651
  Unrealized investment gains recognized in equity                                   31,652            ---
Non-insurance companies deferred tax liabilities:
  Book over tax basis in acquired television station                                 21,836            ---
  Tax over book depreciation                                                          6,697          6,446
  Tax over book amortization                                                          4,594          4,485
- -----------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                     $198,560       $146,149
- -----------------------------------------------------------------------------------------------------------
Insurance operations deferred tax assets:
  Taxable income from financial reinsurance not included in income per books       $  1,680       $  3,359
  Employee benefit accruals                                                           6,881          6,752
  Unrealized investment losses recognized in equity                                     ---         19,934
  Other                                                                               4,093          7,930
Non-insurance companies deferred tax assets:
  Net operating loss carryover                                                        1,918          3,889
  Other                                                                               1,905          3,441
- -----------------------------------------------------------------------------------------------------------
Total deferred tax assets before valuation allowance                                 16,477         45,305
Valuation allowance                                                                     ---        (11,863)
- -----------------------------------------------------------------------------------------------------------
Deferred tax asset net of valuation allowance                                        16,477         33,442
- -----------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                         $182,083       $112,707
- -----------------------------------------------------------------------------------------------------------

At December 31, 1995, the Company had unrealized gains from securities classified as available for sale and equity securities of $97,586,000, for which a deferred tax liability has been established. At December 31, 1994, the Company had unrealized losses from securities classified as available for sale and equity securities of $64,401,000. For financial reporting purposes, a valuation allowance of $11,021,000 was established to offset a portion of the deferred tax asset related to these unrealized losses. The Company also established a valuation allowance of $842,000 in connection with certain capital loss carryforwards in 1994. No valuation allowances were recognized at December 31, 1995, because the December 31, 1994 unrealized losses and capital loss carryforwards were offset against 1995 unrealized and realized gains.


The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:


(In 000's)                                                            1995      1994      1993
- --------------------------------------------------------------------------------------------------
Federal income tax rate                                                   35%       35%       35%
Rate applied to pre-tax income before the cumulative
    effect of accounting changes                                     $31,078   $13,604   $27,063
  Release of tax reserves                                               (300)     (500)   (3,350)
  Rate change expense on beginning deferred tax liability                ---       ---     3,216
  Tax exempt interest and dividends                                   (1,384)   (1,765)   (1,466)
  State and local income taxes                                           948       928       652
  Other                                                                 (900)      423       122
- --------------------------------------------------------------------------------------------------
Provision for income taxes                                           $29,442   $12,690   $26,237
- --------------------------------------------------------------------------------------------------

The Company has net operating loss carryforwards of $5,481,000 and $11,110,000 at December 31, 1995 and 1994, which will expire between the years 2006 and 2008. The utilization of these carryforwards are subject to special rules which provide that these loss carryforwards can only be utilized through earnings from the non-life insurance companies.

Income taxes paid were approximately $21,199,000, $21,911,000, and $18,437,000 in 1995, 1994, and 1993, respectively.

Under prior tax law, a portion of the life insurance subsidiaries' earnings was not taxed when earned. Such accumulated income ("policyholders' surplus") amounts to approximately $65,293,000 at December 31, 1983 and, under the Tax Reform Act of 1984, was frozen at that amount. That amount is not taxable unless it is distributed to the Company or unless it exceeds certain limitations under the Internal Revenue Code. The Company does not intend to take actions nor does it expect any events to occur that would cause tax to be