Form 10-Q
period 1996-03-31
LIBERTY CORP
filed 1996-05-14
CIK 59229

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

(Mark One)

[xx]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1996
                                            --------------
[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _______________ to _________________

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

      Registrant's telephone number, including area code:  864/609-8436
                                                           ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                 ---      ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                                   Number of shares Outstanding
             Title of each class                       as of March 31, 1996
             -------------------                   ----------------------------
             Common Stock                                     20,092,805

                  Page 1 of 11 sequentially numbered pages.
                       The Exhibit Index is on Page 9.

                                PART I, ITEM 1
                   THE LIBERTY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED AND CONDENSED BALANCE SHEETS



(In 000's)                                                          MARCH 31, 1996       December 31, 1995
                                                                   -----------------     -----------------
ASSETS                                                                           (Unaudited)
Investments:
 Fixed Maturity Securities available for sale, at
    market, cost of $1,406,753 at 3/31/96 and  $1,383,324
    at 12/31/95                                                       $1,449,102              $1,467,039
 Equity Securities, primarily at market, cost of $69,868
    at 3/31/96 and $68,637 at 12/31/95                                    82,002                  82,508
 Mortgage Loans                                                          215,818                 213,223
 Investment Real Estate                                                  138,202                 135,306
 Loans to Policyholders                                                   98,884                  98,369
 Other Long-Term Investments                                              28,229                  27,535
 Short-Term Investments                                                      250                     ---
                                                                      ----------              ----------
  Total Investments                                                    2,012,487               2,023,980

Cash                                                                      37,882                  43,741
Accrued Investment Income                                                 20,092                  20,018
Receivables                                                               42,611                  46,098
Receivable from Reinsurers                                               275,419                 275,090
Deferred Acquisition Costs and Cost of Business Acquired                 356,447                 352,113
Buildings and Equipment                                                   80,036                  79,789
Intangibles Related to Television Operations                              98,977                  99,056
Goodwill Related to Insurance Acquisitions                                36,836                  37,239
Other Assets                                                              58,711                  57,172
                                                                      ----------              ----------
  Total Assets                                                        $3,019,498              $3,034,296
                                                                      ==========              ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities
Policy Liabilities                                                    $1,873,706              $1,862,859
Notes, Mortgages and Other Debt                                          165,763                 158,444
Long Term Debt                                                           100,000                 100,000
Accrued Income Taxes                                                      11,148                   6,665
Deferred Income Taxes                                                    169,291                 182,083
Accounts Payable and Accrued Expenses                                     64,763                  67,094
Other Liabilities                                                         27,383                  35,722
                                                                      ----------              ----------
  Total Liabilities                                                    2,412,054               2,412,867
                                                                      ----------              ----------

Redeemable Preferred Stock
1994-A Series, $35.00 redemption value, shares issued
   and outstanding - 668,207 in 1996 and 1995                             23,387                  23,387
1994-B Series, $37.50 redemption value, shares issued
   and outstanding - 592,385 in 1996 and 594,126 in 1995                  22,215                  22,280
                                                                      ----------              ----------
  Total Redeemable Preferred Stock                                        45,602                  45,667
                                                                      ----------              ----------
Shareholders' Equity
Common Stock                                                             159,614                 158,735
Series 1995-A Convertible Preferred Stock, $35.00
  redemption value, 599,985 shares issued and outstanding                 20,999                  20,999
Unearned Stock Compensation                                               (5,595)                 (6,050)
Unrealized Investment Gains (Losses)                                      32,994                  57,986
Cumulative Foreign Currency Translation Adjustment                          (931)                   (999)
Retained Earnings                                                        354,761                 345,091
                                                                      ----------              ----------
  Total Shareholders' Equity                                             561,842                 575,762
                                                                      ----------              ----------
    Total Liabilities, Redeemable Preferred Stock and
      Shareholders' Equity                                            $3,019,498              $3,034,296
                                                                      ==========              ==========


See Notes to Consolidated and Condensed Financial Statements.

                   THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF INCOME




                                                                                Three Months ended
                                                                                    March 31,
                                                                        -------------------------------
            (In 000's, except per share data)                               1996               1995
                                                                        -----------         -----------
                                                                                   (Unaudited)
            REVENUES
             Insurance Premiums & Policy Charges                        $    77,526        $     83,106
             Broadcasting Revenues                                           28,880              24,753
             Net Investment Income                                           37,264              35,240
             Service Contract Revenue                                           ---               2,260
             Realized Investment Gains (Losses)                               1,195              (1,874)
             Other Income                                                        45                 ---
                                                                        -----------        ------------
               Total Revenues                                               144,910             143,485
                                                                        -----------        ------------

            EXPENSES
             Policyholder Benefits                                           57,528              62,132
             Insurance commissions                                           15,254              13,188
             General Insurance Expenses                                      13,277              16,419
             Amortization of Deferred Acquisition Costs                      11,092              10,626
             Broadcasting Expenses                                           21,752              18,037
             Interest Expense                                                 3,657               3,498
             Other Expenses                                                   1,690               3,505
                                                                        -----------        ------------
               Total Expenses                                               124,250             127,405
                                                                        -----------        ------------

            Income Before Income Taxes                                       20,660              16,080
            Provision for Income Taxes                                        6,605               5,542
                                                                        -----------        ------------
              NET INCOME                                                $    14,055        $     10,538
                                                                        ===========        ============

            EARNINGS PER SHARE:  (Exhibit 11)                           $       .64        $        .49
            Dividends Per Common Share                                          .17                .155


See Notes to Consolidated and Condensed Financial Statements.

                   THE LIBERTY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended March 31,
                                                                                ---------------------------------------
            (In 000's)                                                                  1996                1995
                                                                                ---------------------------------------
                                                                                               (Unaudited)
            OPERATING ACTIVITIES
            Net Income                                                             $      14,055        $     10,538
            Adjustments to reconcile net income to net cash provided (used) in operating activities:
                Increase in policy liabilities                                              (623)             11,476
                Decrease in accounts payable and accrued liabilities                        (297)             (6,059)
                Decrease in receivables                                                    3,905               1,399
                Amortization of policy acquisition costs                                  11,938              10,677
                Policy acquisition costs deferred                                        (11,751)            (14,236)
                Realized investment (gains) losses                                        (1,195)              1,874
                Gain on sale of operating assets                                            (479)             (1,080)
                Depreciation and amortization                                              4,348               4,080
                Amortization of bond premium and discount                                   (864)               (593)
                Provision for deferred income taxes                                          907                (324)
                All other operating activities, net                                       (7,105)              1,863
                                                                                   -------------        ------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                     12,839              19,615

            INVESTMENT ACTIVITIES
            Investment securities sold - available for sale                               36,562              54,484
            Investment securities matured or redeemed by issuer:
                Available for sale                                                        22,290               7,394
                Held to maturity                                                             ---               9,133
            Cost of investment securities acquired - available for sale                  (81,752)            (95,472)
            Mortgage loans made                                                           (9,612)             (2,429)
            Mortgage loan repayments                                                       6,889               5,969
            Purchase of investment real estate, buildings and equipment                  (12,408)            (12,546)
            Sale of investment real estate, buildings and equipment                        7,386               6,540
            Purchase of short-term investments                                           (42,782)            (19,970)
            Sales of short-term investments                                               42,532               8,724
            Net cash paid on purchase of television station                                  ---              (5,140)
            All other investment activities, net                                           1,022                (689)
                                                                                   -------------        ------------
            NET CASH USED IN INVESTING ACTIVITIES                                        (29,873)            (44,002)

            FINANCING ACTIVITIES
            Proceeds from borrowings                                                     655,500             758,500
            Principal payments on debt                                                  (649,889)           (751,640)
            Dividends paid                                                                (4,386)             (3,841)
            Stock issued for employee benefit and compensation programs                      692                 817
            Return of policyholders' account balances                                     (8,895)             (8,949)
            Receipts credited to policyholders' account balances                          18,153              19,580
                                                                                   -------------        ------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                     11,175              14,467

            INCREASE (DECREASE) IN CASH                                                   (5,859)             (9,920)
            Cash at beginning of year                                                     43,741              51,400
                                                                                   -------------        ------------
            CASH AT END OF PERIOD                                                  $      37,882        $     41,480
                                                                                   =============        ============


See Notes to Consolidated and Condensed Financial Statements.

                   THE LIBERTY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                                March 31, 1996
                                 (Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated and condensed financial statements of The Liberty Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included is not necessarily indicative of the annual results that may be expected for the year ended December 31, 1996, but it does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. For further information, refer to the consolidated financial statements and footnotes thereto included in The Liberty Corporation annual report on Form 10-K for the year ended December 31, 1995.


2.      ACCOUNTING FOR IMPAIRED ASSETS

        On January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). This standard prescribes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill that are used in the business, as well as establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The standard requires that certain long lived assets that are used in the business be valued at the lower of book value or the sum of undiscounted expected future cash flows. The standard also requires that certain long-lived assets to be disposed of be reported at the lesser of book value or net realizable value. As a result of adopting SFAS No. 121, the Company has recognized impairments of $1.8 million for the quarter ended March 31, 1996, which is reported as a component of realized investment gains and losses. Of the total, $.4 million represents permanent impairment writedowns on assets that are used in the business.


3.       STOCK-BASED COMPENSATION
         On January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" (" SFAS No. 123"). In accordance with the provisions of this Standard, the Company will disclose the pro-forma impact on net income and earnings per share of expensing the estimated fair value of grants issued in its financial statements for the year ended December 31, 1996.


4.       COMMITMENTS AND CONTINGENCIES

         At March 31, 1996, the Company had made commitments as shown below:

          (In 000's)
          Investment real estate                                                6,356
          Mortgage loans and bonds                                             23,810
          Other                                                                 9,250
                                                                              -------
                                                                              $39,416
                                                                              =======

                                PART I, ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (Unaudited)

 OPERATIONS

Consolidated first quarter net income of $14.1 million increased 33% over 1995's first quarter (see table below). Operating earnings (which exclude net realized investment gains and losses) increased $1.4 million (12%) over 1995's first quarter. Net income reflects realized investment gains (after-tax) of $.9 million in first quarter 1996 versus realized investment losses of $1.2 million in first quarter 1995.


                                                            First Quarter
                                                            --------------
                                                       1996              1995
                                                   -------------------------------
Income Before Income Taxes                           $  20,660          $  16,080
Income Taxes                                             6,605              5,542
                                                     ---------          ---------
Net Income                                           $  14,055          $  10,538
                                                     =========          =========

Excluding realized gains and losses, over the comparable prior year quarter the Company's insurance operations generated an increase in pre-tax income of $1.0 million, broadcasting had an increase of $.1 million, and the Parent Company had a $.5 million lower loss than the prior year.

The $1.0 million pre-tax earnings increase for insurance operations was primarily driven by Liberty Life, which saw an improvement of $1.1 million versus the comparable prior year period. Compared to the first quarter of 1995, Liberty Life experienced an improvement in net investment income, primarily due to higher real estate sales, and reduced general insurance expenses. These improvements were offset by higher policy benefit expenses, primarily in the ordinary line of business within the Home Service Division, with some of the deviation also coming from the Mortgage Protection Division. The poor experience in the ordinary line is not expected to continue as, historically, claims experience in this line has been good. On the Mortgage Protection side, though claims were higher than the levels experienced in the latter part of 1995, they are significantly improved from the high levels which occurred in the first quarter of 1995. The FamilySide pre-need business reported a $.2 million reduction in pretax earnings from the prior year, primarily as a result of high benefit expense incurred in the first quarter of 1996. Consistent with Liberty Life, the high benefit expense offset some positives in net investment income and general insurance expenses. Liberty Insurance Services, whose pre-tax earnings have been combined with the results of the Company's 40% equity interest in the Alliance-One service company partnership for reporting purposes beginning with the first quarter of 1996, contributed a pretax earnings increase of $.1 million for the quarter.

The broadcasting operations were slightly improved over last year's exceptionally strong first quarter, reporting pretax earnings of $4.9 million versus $4.8 million in 1995. The 1996 earnings include the contributions of WLOX-TV for a full quarter, whereas in 1995 the results included the WLOX station for only one month. Local revenues were very strong for the quarter, while national revenues were not quite as strong as anticipated.

The major contributing factor to the $.5 million decrease in the parent company's before-tax loss was a one time non- recurring adjustment of $2.4 million related to reducing previously accrued expenses due to a technical change in how vacation benefits are earned. This was partially offset by lower real estate sales and a $.8 million charge to eliminate investment income recognized by the insurance operations on an intercompany transaction.

Consolidated revenues increased $1.4 million (1%) from the prior year first quarter due to a $4.1 million (17%) increase in revenues from the broadcasting operations driven by revenues from inclusion of WLOX-TV for a full quarter in 1996, offset by a $.8 million reduction in revenues from insurance operations and a $1.9 million reduction in the parent company. Excluding the impact of realized investment gains and losses, consolidated revenues decreased $1.6 million (1%).

The Liberty Corporation and Subsidiaries
Management s Discussion and Analysis of Operations               March 31, 1996




Insurance premiums and policy charges decreased $5.6 million (7%) from the prior year due to the effects on the FamilySide preneed business associated with the rollout of an entirely new product line in late 1995. It is anticipated that this is a short term trend that will reverse during the latter half of 1996. The $6.8 million decrease in FamilySide premium revenues were somewhat offset by a $1.2 million increase in Liberty Life's premiums.

The increase in broadcasting revenues for the quarter was driven by the contributions of WLOX for a full quarter, versus only one month in the first quarter of 1995. Local revenues increased $2.6 million from the prior year, national revenues increased $.4 million, and political and cable revenues each contributed an additional $.5 million compared to the prior year. WLOX-TV contributed $2.2 million of the increase in revenues in 1996.

The decrease in service contract revenues is due to the fact that the operations of Liberty Insurance Services have been combined with the Company's 40% equity interest in the earnings of Alliance-One, and the total is being reported on an equity basis in Other Income.

The $2.1 million (16%) increase in commissions is primarily related to the growth of the Company's accidental death product group. A substantial amount of this line of business is marketed through a third party marketer. All payments to this third party, which include commissions and certain payments for certain general and administrative functions, are reported as commissions expense.

Broadcasting expenses were up 21% for the quarter due to the additional expenses associated with the WLOX-TV operation.


INVESTMENTS

As of March 31, 1996, approximately 69% of the Company's $2.0 billion consolidated invested assets were in bonds with an overall average credit rating of AA-. Approximately 3.3% of the bond portfolio was rated below investment grade.

Approximately 57% of the Company's $1.4 billion bond portfolio at March 31, 1996, was comprised of mortgage-backed securities compared to 56% at December 31, 1995. Certain mortgage-backed securities are subject to significant prepayment or extension risk due to changes in interest rates. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at interest rates comparable to the rates on the prepaid mortgages. In a rising interest rate environment refinancings are significantly curtailed and the payments to the holders of the securities decline, limiting the ability of the holder to reinvest at the higher interest rates. Mortgage-backed pass-through securities and sequential collateralized mortgage obligations ("CMO's"), which comprised 15% of the book value of the Company's mortgage-backed securities at March 31, 1996, and 20% at December 31, 1995, are sensitive to prepayment or extension risk. The remaining 85% of the Company's mortgage-backed investment portfolio at March 31, 1996, consisted of planned amortization class ("PAC") instruments compared to approximately 80% at December 31, 1995. These investments are designed to amortize in a more predictable manner by shifting the primary prepayment and extension risk of the underlying collateral to investors in other tranches of the CMO.

Mortgage loans of $215.8 million comprised 11% of the consolidated investment portfolio at March 31, 1996. Substantially all of these mortgage loans are commercial mortgages with a loan to value ratio not exceeding 75% when made. These loans are concentrated in the southeast primarily in the states of North Carolina, South Carolina, Georgia, Florida, Virginia, Louisiana and Tennessee.

Investment real estate at March 31, 1996, of $138.2 million comprised 7% of the consolidated investment portfolio, the same percentage as at December 31, 1995. Three key property types make up the bulk of the Company's real estate investment assets:

The Liberty Corporation and Subsidiaries
Management s Discussion and Analysis of Operations                March 31, 1996




residential land development, business parks, and business property rentals. The majority of the Company's investment real estate is located in South Carolina, Florida, Georgia, and North Carolina.

FINANCIAL POSITION

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company reported an unrealized gain of $33.0 million on fixed maturity securities available for sale and equity securities as of March 31, 1996. This compares with an unrealized gain of $58.0 million at December 31, 1995. The decrease is due to the negative impact on the market value of the portfolio associated with rising interest rates during the first quarter.

CAPITAL, FINANCING AND LIQUIDITY

The Company's net cash flow from operating activities was $12.8 million for the first quarter of 1996 compared to $19.6 million for the same period of 1995. The Company's net cash used in investing activities was $29.9 million, and cash flow provided from financing activities was $11.1 million. As a result of its activities, the Company had a $5.6 million decrease in cash compared to a decrease of $9.9 million in the same period in 1995.

At March 31, 1996, the Company's borrowings and notes payable amounted to $265.8 million, an increase from the $258.4 million outstanding at December 31, 1995. The increase was primarily a function of borrowings used to meet working capital requirements in the parent company during the first quarter.

The Company uses various interest rate swaps and caps to help minimize the impact of a potential significant rise in short term interest rates. (See the Company's 1995 Annual Report to Shareholders for a description of the interest rate swaps and caps in place.) The Company has not used interest rate swaps or any other derivative financial instruments to manage its interest rate exposure on interest sensitive universal-life type products.

Other Company commitments are shown in Note 4 contained in the accompanying financial statements. Additional detail as to commitments and financing is contained in the Notes to the Consolidated Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 1995.

Further discussion of investments and valuation is contained in Notes 1 and 2 to the Consolidated Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 1995.

ACCOUNTING DEVELOPMENTS

The Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), on January 1, 1996. The results of adoption did not have a material effect on the net income or financial position of the Company. For additional information, see Note 2 to the Consolidated and Condensed Financial Statements within this report.

The Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), on January 1, 1996. For additional information, see Note 3 to the Consolidated and Condensed Financial Statements within this report.

              PART II, ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

    (a) A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

    (b) The filing of Form 8-K was not required during the first quarter of 1996.




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





THE LIBERTY CORPORATION                                  Date:  May 9, 1996
- -----------------------
(Registrant)




/s/ H. Ray Eanes
- ----------------
H. Ray Eanes
Senior Vice President Finance & Treasurer




/s/ John P. Smith
- -----------------
John P. Smith
Corporate Controller