Form 10-Q
period 1996-06-30
LIBERTY CORP
filed 1996-08-12
CIK 59229

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

(Mark One)

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1996
                                            -------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X      No
                                                 -----       -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                           Number of shares Outstanding
       Title of each class                     as of June 30, 1996
       -------------------                 ----------------------------

       Common Stock                                20,175,451

                   Page 1 of 11 sequentially numbered pages.
                        The Exhibit Index is on Page 9.

                                 PART I, ITEM 1
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED AND CONDENSED BALANCE SHEETS


(In 000's)
                                                                        JUNE 30, 1996   December 31, 1995
                                                                        -------------   -----------------
ASSETS                                                                            (Unaudited)
Investments:
  Fixed Maturity Securities available for sale, at market, cost of
    $1,427,163 at 6/30/96 and $1,383,324 at 12/31/95                      $1,453,341        $1,467,039
  Equity Securities, at market, cost of $71,122 at 6/30/96 and
    $68,637 at 12/31/95                                                       81,315            82,508
  Mortgage Loans                                                             223,611           213,223
  Investment Real Estate                                                     141,671           135,306
  Loans to Policyholders                                                      98,020            98,369
  Other Long-Term Investments                                                 23,421            27,535
  Short-Term Investments                                                         250               ---
                                                                          ----------        ----------
     Total Investments                                                     2,021,629         2,023,980

Cash                                                                          30,474            43,741
Accrued Investment Income                                                     20,763            20,018
Receivables                                                                   42,133            46,098
Receivable from Reinsurers                                                   256,657           275,090
Deferred Acquisition Costs and Cost of Business Acquired                     360,970           352,113
Buildings and Equipment                                                       82,663            79,789
Intangibles Related to Television Operations                                  95,929            99,056
Goodwill Related to Insurance Acquisitions                                    36,426            37,239
Other Assets                                                                  56,812            57,172
                                                                          ----------        ----------
     Total Assets                                                         $3,004,456        $3,034,296
                                                                          ==========        ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Liabilities
 Policy Liabilities                                                       $1,863,134        $1,862,859
 Notes, Mortgages and Other Debt                                             172,126           158,444
 Long Term Debt                                                              100,000           100,000
 Accrued Income Taxes                                                          6,738             6,665
 Deferred Income Taxes                                                       162,426           182,083
 Accounts Payable and Accrued Expenses                                        66,548            67,094
 Other Liabilities                                                            24,911            35,722
                                                                          ----------        ----------
     Total Liabilities                                                     2,395,883         2,412,867
                                                                          ----------        ----------

Redeemable Preferred Stock
1994-A Series, $35.00 redemption value, shares issued and outstanding -
  668,207 in 1996 and 1995                                                    23,387            23,387
1994-B Series, $37.50 redemption value, shares issued and outstanding -
  593,826 in 1996 and 594,126 in 1995                                         22,269            22,280
                                                                          ----------        ----------
     Total Redeemable Preferred Stock                                         45,656            45,667
                                                                          ----------        ----------

Shareholders' Equity
 Common Stock                                                                162,284           158,735
 Series 1995-A Convertible Preferred Stock, $35.00 redemption value,
   599,985 shares issued and outstanding                                      20,999            20,999
 Unearned Stock Compensation                                                  (7,970)           (6,050)
 Unrealized Investment Gains (Losses)                                         22,183            57,986
 Cumulative Foreign Currency Translation Adjustment                             (981)             (999)
 Retained Earnings                                                           366,402           345,091
                                                                          ----------        ----------
     Total Shareholders' Equity                                              562,917           575,762
                                                                          ----------        ----------
            Total Liabilities, Redeemable Preferred Stock and
              Shareholders' Equity                                        $3,004,456        $3,034,296
                                                                          ==========        ==========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED AND CONDENSED STATEMENTS OF INCOME


                                                     Three Months ended          Six Months ended
                                                          June 30,                    June 30,
                                                  -----------------------     -----------------------
(In 000's, except per share data)                   1996           1995         1996           1995
                                                  --------       --------     --------       --------
                                                                      (Unaudited)
REVENUES
 Insurance Premiums & Policy Charges              $ 78,480       $ 85,648     $156,006       $168,754
 Broadcasting Revenues                              34,786         32,134       63,666         56,887
 Net Investment Income                              38,201         35,932       75,465         71,172
 Service Contract Revenue                              ---          2,232          ---          4,492
 Realized Investment Gains (Losses)                 (1,006)          (820)         189         (2,694)
 Other Income                                          195            ---          240            ---
                                                  --------       --------     --------       --------
   Total Revenues                                  150,656        155,126      295,566        298,611
                                                  --------       --------     --------       --------

EXPENSES
 Policyholder Benefits                              52,990         61,420      110,518        123,552
 Insurance Commissions                              15,976         13,736       31,230         26,924
 General Insurance Expenses                         15,080         17,586       28,357         34,005
 Amortization of Deferred Acquisition Costs         10,356          9,959       21,448         20,585
 Broadcasting Expenses                              23,479         22,119       45,231         40,156
 Interest Expense                                    3,802          3,705        7,459          7,203
 Other Expenses                                      4,508          3,755        6,198          7,260
                                                  --------       --------     --------       --------
   Total Expenses                                  126,191        132,280      250,441        259,685
                                                  --------       --------     --------       --------

Income Before Income Taxes                          24,465         22,846       45,125         38,926
Provision for Income Taxes                           8,165          7,441       14,770         12,983
                                                  --------       --------     --------       --------
  NET INCOME                                      $ 16,300       $ 15,405     $ 30,355       $ 25,943
                                                  ========       ========     ========       ========


EARNINGS PER SHARE:  (Exhibit 11)                 $    .75       $    .72     $   1.39       $   1.21
Dividends Per Common Share                        $   .185       $    .17     $   .355       $   .325

See Notes to Consolidated and Condensed Financial Statements.

                   THE LIBERTY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended June 30,
                                                                     -------------------------------
(In 000's)                                                               1996                1995
                                                                     -------------------------------
                                                                                (Unaudited)
OPERATING ACTIVITIES
Net Income                                                           $    30,355         $    25,943
Adjustments to reconcile net income to net cash provided (used) in operating activities:
    Increase in policy liabilities                                            44              22,696
    Decrease in accounts payable and accrued liabilities                   2,525              (2,583)
    Decrease in receivables                                                   81                 (73)
    Amortization of policy acquisition costs                              21,448              20,646
    Policy acquisition costs deferred                                    (25,123)            (28,473)
    Realized investment (gains) losses                                      (189)              2,694
    Gain on sale of operating assets                                      (1,257)             (1,522)
    Depreciation and amortization                                         10,913               9,215
    Amortization of bond premium and discount                             (1,262)             (3,273)
    Provision for deferred income taxes                                     (168)              1,546
    All other operating activities, net                                  (14,850)             (3,070)
                                                                     -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 22,517              43,746

INVESTMENT ACTIVITIES
Investment securities sold - available for sale                           86,260              85,968
Investment securities matured or redeemed by issuer:
    Available for sale                                                    41,479              14,749
    Held to maturity                                                         ---              13,159
Cost of investment securities acquired - available for sale             (164,560)           (169,590)
Mortgage loans made                                                      (24,069)             (4,599)
Mortgage loan repayments                                                  13,574              12,745
Purchase of investment real estate, buildings and equipment              (27,265)            (26,841)
Sale of investment real estate, buildings and equipment                   14,722              11,597
Purchase of short-term investments                                       (52,559)            (29,445)
Sales of short-term investments                                           52,309              34,342
Net cash paid on purchase of television station                              ---              (5,140)
All other investment activities, net                                       2,942              (1,140)
                                                                     -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES                                    (57,167)            (64,195)

FINANCING ACTIVITIES
Proceeds from borrowings                                               1,384,500           1,349,000
Principal payments on debt                                            (1,372,495)         (1,343,753)
Dividends paid                                                            (9,045)             (8,145)
Stock issued for employee benefit and compensation programs                  344               1,286
Return of policyholders' account balances                                (18,650)            (18,343)
Receipts credited to policyholders' account balances                      36,729              39,269
                                                                     -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 21,383              19,314

INCREASE (DECREASE) IN CASH                                              (13,267)             (1,135)
Cash at beginning of year                                                 43,741              51,400
                                                                     -----------         -----------
CASH AT END OF PERIOD                                                $    30,474         $    50,265
                                                                     ===========         ===========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

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



2.      COMMITMENTS AND CONTINGENCIES

        At June 30, 1996, the Company had made commitments as shown below:

          (In 000's)
          Investment real estate                                   1,688
          Mortgage loans and bonds                                16,640
          Other                                                   10,396
                                                                 -------
                                                                 $28,724
                                                                 =======

                                 PART I, ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Unaudited)

OPERATIONS

Consolidated second quarter net income of $16.3 million increased 6% over 1995's second quarter (see table below). Operating earnings (which exclude net realized investment gains and losses) increased $.9 million (5%) over 1995's second quarter. Net income reflects realized investment losses (after-tax) of $.6 million and $.7 million in the second quarter of 1996 and 1995, respectively.

Year-to-date net income of $30.4 million increased 17% over the comparable 1995 period. Operating earnings increased $2.2 million (8%) over the same period of 1995. Net income includes realized investment gains (after tax) of $.3 million for the first six months of 1996 compared to realized investment losses of $1.9 million for the 1995 period.


                                                      Second Quarter            Year-to-date
                                                      ---------------           ------------
                                                     1996         1995        1996       1995
                                                   --------------------------------------------
Income Before Income Taxes                         $24,465      $22,846     $45,125     $38,926
Income Taxes                                         8,165        7,441      14,770      12,983
Net Income                                         --------------------------------------------
                                                   $16,300      $15,405     $30,355     $25,943
                                                   ============================================

Excluding realized gains and losses, over the comparable prior year quarter the Company's insurance operations generated an increase in pre-tax income of $.6 million, broadcasting had an increase of $1.2 million, and the Parent Company was flat with the prior year.

The $.6 million pre-tax earnings increase for insurance operations was primarily driven by Liberty Life, which saw an improvement of $.7 million versus the comparable prior year period. Compared to the second quarter of 1995, Liberty Life experienced an improvement in net investment income and reduced benefits expense. These improvements were offset by higher amortization of deferred acquisition costs in 1996, compared to the second quarter of 1995, in which Liberty Life experienced record-low lapses. The FamilySide pre-need business reported a $.2 million reduction in pretax earnings from the prior year, FamilySide is continuing to be impacted by lower sales since the rollout of the new product portfolio in late 1995. The second quarter of 1996 was the first quarter where all sales were from the new product portfolio. Sales are expected to improve during the second half of the year as the sales force becomes more comfortable with the product portfolio.

The broadcasting operations showed improvement over last year's very strong second quarter, reporting pretax earnings of $9.0 million versus $7.8 million in 1995. Cosmos experienced improvement in all revenue lines compared to the second quarter 1995, with local revenues providing the strongest boost, generating an increase of 8% over the prior year.

The parent company remained flat with the prior year, as a higher debt balance resulting in additional interest expense was offset by other operating expense savings.

Consolidated revenues decreased $4.5 million (3%) from the prior year second quarter due to a $3.3 million (3%) decrease in revenues from the insurance operations, primarily due to lower premiums from FamilySide, a decrease in revenues from the parent company of $3.9 million due to a $4.8 million negative fluctuation in realized investment losses and the elimination of investment income recognized by the insurance operations on an intercompany transaction, and an increase in broadcasting revenues of $2.7 million. Excluding the impact of realized investment gains and losses, consolidated revenues decreased $4.3 million (3%).

Insurance premiums and policy charges decreased $7.2 million (8%) from the prior year due to the continuing effects on the FamilySide preneed business associated with the rollout of an entirely new product line in late 1995. It is anticipated that sales of

The Liberty Corporation and Subsidiaries
Management's Discussion and Analysis of Operations                 June 30, 1996


the new products will significantly improve during the second half of 1996. The $8.4 million decrease in FamilySide premium revenues were somewhat offset by a $1.2 million increase in Liberty Life's premiums. The negative year-to-date comparison for premiums is also due to the lower sales in FamilySide.

The increase in broadcasting revenues for the quarter was driven by a local revenue increase of $1.3 million, and $.5 million increases in both national and political revenues. The year-to-date increase was partially due to WLOX contributing six months of revenues in 1996, compared to only four months in 1995.

The decrease in service contract revenues and general insurance expenses is due to the fact that the operations of Liberty Insurance Services have been combined with the Company's 40% equity interest in the earnings of Alliance-One, and the total is being reported on an equity basis in Other Income.

The $2.2 million (16%) increase in commissions is primarily related to the growth of the Company's accidental death product group. A substantial amount of this line of business is marketed through a third party marketer. All payments to this third party, which include commissions and certain payments for certain general and administrative functions, are reported as commissions expense. The year-to-date variance is also due to the reporting of the payments to this third party marketer.

Year-to-date broadcasting expenses were up 13% due to the additional expenses associated with the WLOX-TV operation for two additional months during 1996 compared to 1995.

Other expenses decreased for the six months compared to the prior year due to a one-time non-recurring adjustment of $2.4 million related to reducing previously accrued expenses due to a technical change in how vacation benefits are earned.


INVESTMENTS

As of June 30, 1996, approximately 60% of the Company's $2.0 billion consolidated invested assets were in bonds with an overall average credit rating of AA-. Approximately 3.2% of the bond portfolio was rated below investment grade.

Approximately 56% of the Company's $1.4 billion bond portfolio at June 30, 1996, was comprised of mortgage-backed securities, the same percentage as held at December 31, 1995. Certain mortgage-backed securities are subject to significant prepayment or extension risk due to changes in interest rates. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at interest rates comparable to the rates on the prepaid mortgages. In a rising interest rate environment refinancings are significantly curtailed and the payments to the holders of the securities decline, limiting the ability of the holder to reinvest at the higher interest rates. Mortgage-backed pass-through securities and sequential collateralized mortgage obligations ("CMO's"), which comprised 15% of the book value of the Company's mortgage-backed securities at June 30, 1996, and 20% at December 31, 1995, are sensitive to prepayment or extension risk. The remaining 85% of the Company's mortgage-backed investment portfolio at June 30, 1996, consisted of planned amortization class ("PAC") instruments compared to approximately 80% at December 31, 1995. These investments are designed to amortize in a more predictable manner by shifting the primary prepayment and extension risk of the underlying collateral to investors in other tranches of the CMO.

Mortgage loans of $223.6 million comprised 11% of the consolidated investment portfolio at June 30, 1996. Substantially all of these mortgage loans are commercial mortgages with a loan to value ratio not exceeding 75% when made. These loans are concentrated in the southeast primarily in the states of North Carolina, South Carolina, Georgia, Florida, Virginia, Louisiana and Tennessee.

The Liberty Corporation and Subsidiaries
Management's Discussion and Analysis of Operations                 June 30, 1996


Investment real estate at June 30, 1996, of $141.7 million comprised 7% of the consolidated investment portfolio, the same percentage as at December 31, 1995. Three key property types make up the bulk of the Company's real estate investment assets: residential land development, business parks, and business property rentals. The majority of the Company's investment real estate is located in South Carolina, Florida, Georgia, and North Carolina.

FINANCIAL POSITION

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company reported an unrealized gain of $22.2 million on fixed maturity securities available for sale and equity securities as of June 30, 1996. This compares with an unrealized gain of $58.0 million at December 31, 1995. The decrease is due to the negative impact on the market value of the portfolio associated with rising interest rates during the first half of the year.

CAPITAL, FINANCING AND LIQUIDITY

The Company's net cash flow from operating activities was $22.5 million for the first six months of 1996 compared to $43.7 million for the same period of 1995. The Company's net cash used in investing activities was $57.2 million, and cash flow provided from financing activities was $21.3 million. As a result of its activities, the Company had a $13.3 million decrease in cash compared to a decrease of $1.1 million in the same period in 1995.

At June 30, 1996, the Company's borrowings and notes payable amounted to $272.1 million, an increase from the $258.4 million outstanding at December 31, 1995. The increase was primarily a function of borrowings used to meet working capital requirements in the parent company during the first six months of the year.

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

Other Company commitments are shown in Note 2 contained in the accompanying financial statements. Additional detail as to commitments and financing is contained in the Notes to the Consolidated Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 1995.

Further discussion of investments and valuation is contained in Notes 1 and 2 to the Consolidated Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 1995.

ACCOUNTING DEVELOPMENTS

The Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), on January 1, 1996. The results of adoption did not have a material effect on the net income or financial position of the Company. For additional information, see Note 2 to the Consolidated and Condensed Financial Statements in the Company's first quarter report on Form 10-Q.

The Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), on January 1, 1996. For additional information, see Note 3 to the Consolidated and Condensed Financial Statements in the Company's first quarter report on Form 10-Q.

     PART II, ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders of the registrant was held May 7, 1996.

(b) The following five individuals were elected as directors to serve for three-year terms: Rufus C. Barkley, Jr., W. W. Johnson, William S. Lee, Benjamin F. Payton, Eugene E. Stone IV. Listed below are directors who continued their term of office after the meeting:
         Edward E. Crutchfield, John R. Farmer, Lawrence M. Gressette, Jr., W. Hayne Hipp, William O. McCoy, Buck Mickel, John H. Mullin, III, and J. Thurston Roach.

(c)      Matters voted upon at the annual meeting are as follows:

                                                                                       WITHHELD/            BROKER
                                                  FOR               AGAINST           ABSTENTIONS           NONVOTES
                                               ---------------------------------------------------------------------
To elect as directors:
Rufus C. Barkley, Jr.                          20,590,125              ---                  70,703              ---
W. W. Johnson                                  20,527,275              ---                 133,533              ---
William S. Lee                                 20,588,527              ---                  72,301              ---
Benjamin F. Payton                             20,437,107              ---                 223,721              ---
Eugene E. Stone IV                             20,589,675              ---                  71,153              ---

To elect as independent auditors:
Ernst & Young LLP                              20,635,333            6,975                  18,520              ---


(d) There were no settlements between the registrant and any other participants.




PART II, ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (a) A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

         (b) The filing of Form 8-K was not required during the second quarter of 1996.





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





THE LIBERTY CORPORATION                          Date:  August 12, 1996
(Registrant)




/s/ H. Ray Eanes
- ----------------
H. Ray Eanes
Senior Vice President Finance & Treasurer




/s/ John P. Smith
- -----------------
John P. Smith
Corporate Controller