Form 10-Q
period 1996-09-30
LIBERTY CORP
filed 1996-11-14
CIK 59229

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

(Mark One)

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended  September 30, 1996
                                      ------------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from                 to
                                     ----------------   ------------------


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X          No
                                                ------          ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                    Number of shares Outstanding
               Title of each class      as of September 30, 1996
               -------------------  ----------------------------

               Common Stock              20,186,351


                   Page 1 of 12 sequentially numbered pages.
                        The Exhibit Index is on Page 10.

                                 PART I, ITEM 1
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED AND CONDENSED BALANCE SHEETS




(In 000's)                                                     SEPTEMBER 30,         December 31, 1995
                                                                   1996
                                                              --------------          ----------------
ASSETS                                                                          (Unaudited)
Investments:
Fixed Maturity Securities available for sale, at
market, cost of $1,444,978 at 9/30/96 and  $1,383,324
  at 12/31/95                                             $           1,478,573   $           1,467,039
Equity Securities, at market, cost of $68,569 at
  9/30/96 and $68,637 at 12/31/95                                        79,562                  82,508
Mortgage Loans                                                          227,469                 213,223
Investment Real Estate                                                  140,368                 135,306
Loans to Policyholders                                                   97,837                  98,369
Other Long-Term Investments                                              23,449                  27,535
Short-Term Investments                                                      250                     ---
                                                          ---------------------   ---------------------
  Total Investments                                                   2,047,508               2,023,980

Cash                                                                     35,979                  43,741
Accrued Investment Income                                                19,629                  20,018
Receivables                                                              49,766                  46,098
Receivable from Reinsurers                                              254,505                 275,090
Deferred Acquisition Costs and Cost of Business Acquired                333,801                 352,113
Buildings and Equipment                                                  79,657                  79,789
Intangibles Related to Television Operations                             94,954                  99,056
Goodwill Related to Insurance Acquisitions                               36,020                  37,239
Other Assets                                                             57,609                  57,172
                                                          ---------------------   ---------------------
  Total Assets                                            $           3,009,428   $           3,034,296
                                                          =====================   =====================

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities
Policy Liabilities                                        $           1,872,557   $           1,862,859
Notes, Mortgages and Other Debt                                         163,421                 158,444
Long Term Debt                                                          100,000                 100,000
Accrued Income Taxes                                                     10,189                   6,665
Deferred Income Taxes                                                   150,241                 182,083
Accounts Payable and Accrued Expenses                                    89,330                  67,094
Other Liabilities                                                        24,977                  35,722
                                                          ---------------------   ---------------------
  Total Liabilities                                                   2,410,715               2,412,867
                                                          ---------------------   ---------------------
Redeemable Preferred Stock
1994-A Series, $35.00 redemption value, shares issued
  and outstanding - 668,207 in 1996 and 1995                             23,387                  23,387
1994-B Series, $37.50 redemption value, shares issued
  and outstanding - 593,826 in 1996 and 594,126 in 1995                  22,269                  22,280
                                                          ---------------------   ---------------------
  Total Redeemable Preferred Stock                                       45,656                  45,667
                                                          ---------------------   ---------------------
Shareholders' Equity
 Common Stock                                                           162,553                 158,735
 Series 1995-A Convertible Preferred Stock, $35.00
   redemption value, 599,985 shares issued and outstanding               20,999                  20,999
 Unearned Stock Compensation                                             (7,363)                 (6,050)
 Unrealized Investment Gains (Losses)                                    26,879                  57,986
 Cumulative Foreign Currency Translation Adjustment                        (933)                   (999)
 Retained Earnings                                                      350,922                 345,091
                                                          ---------------------   ---------------------
  Total Shareholders' Equity                                            553,057                 575,762
                                                          ---------------------   ---------------------
   Total Liabilities, Redeemable Preferred Stock and
        Shareholders' Equity                              $           3,009,428   $           3,034,296
                                                          =====================   =====================

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED AND CONDENSED STATEMENTS OF INCOME



                                               Three Months ended         Nine Months ended
                                                  September 30,             September 30,
                                             -----------------------   ------------------------
(In 000's, except per share data)                1996        1995          1996           1995
                                             ------------  ---------   -----------     ---------
                                                                (Unaudited)
REVENUES
Insurance Premiums & Policy Charges          $    82,215   $ 83,554   $    238,221      $252,308
Broadcasting Revenues                             34,706     29,323         98,372        86,210
Net Investment Income                             38,895     38,149        114,360       109,321
Service Contract Revenue                             ---      2,221            ---         6,713
Realized Investment Gains (Losses)                (1,372)       (14)        (1,183)       (2,708)
Other Income                                         417        ---            657           ---
                                             -----------   --------   ------------      --------
  Total Revenues                                 154,861    153,233        450,427       451,844
                                             -----------   --------   ------------      --------
EXPENSES
Policyholder Benefits                             52,820     58,746        163,338       182,236
Insurance Commissions                             17,702     14,022         48,932        40,946
General Insurance Expenses                        24,171     16,559         52,528        50,564
Amortization of Deferred Acquisition Costs        39,656     11,214         61,104        31,861
Broadcasting Expenses                             24,034     21,275         69,265        61,431
Interest Expense                                   3,962      3,935         11,421        11,138
Other Expenses                                     8,747      3,860         14,945        11,120
                                             -----------   --------   ------------      --------
  Total Expenses                                 171,092    129,611        421,533       389,296
                                             -----------   --------   ------------      --------
Income (Loss) Before Income Taxes                (16,231)    23,622         28,894        62,548
Income Tax Provision (Benefit)                    (5,411)     8,404          9,359        21,387
  NET INCOME (LOSS)                          $   (10,820)  $ 15,218   $     19,535      $ 41,161
                                             ===========   ========   ============      ========

EARNINGS (LOSS) PER SHARE: (Exhibit 11)      $     (0.55)  $    .70   $       0.84      $   1.91
Dividends Per Common Share                   $      .185   $    .17   $        .54      $   .495


See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
(In 000's)                                                            1996              1995
                                                                  -------------     -------------
                                                                            (Unaudited)
OPERATING ACTIVITIES
Net Income                                                        $   19,535        $   41,161
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
    Increase in policy liabilities                                      (195)           17,701
    Decrease in accounts payable and accrued liabilities              25,496             7,377
    Decrease in receivables                                            9,472            (2,743)
    Amortization of policy acquisition costs                          61,104            31,861
    Policy acquisition costs deferred                                (38,204)          (40,952)
    Realized investment (gains) losses                                 1,183             2,708
    Gain on sale of operating assets                                  (1,780)           (2,488)
    Depreciation and amortization                                     16,962            14,187
    Amortization of bond premium and discount                         (3,166)           (5,003)
    Provision for deferred income taxes                              (15,338)            1,687
    All other operating activities, net                              (20,011)            2,413
                                                                  ----------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             55,058            67,909

INVESTMENT ACTIVITIES
Investment securities sold - available for sale                      121,703           108,270
Investment securities matured or redeemed by issuer:
    Available for sale                                                55,619            21,523
    Held to maturity                                                     ---            18,542
Cost of investment securities acquired - available for sale         (229,809)         (241,487)
Mortgage loans made                                                  (31,173)          (15,446)
Mortgage loan repayments                                              16,875            17,316
Purchase of investment real estate, buildings and equipment          (33,766)          (49,028)
Sale of investment real estate, buildings and equipment               21,663            22,486
Purchase of short-term investments                                   (64,406)          (33,690)
Sales of short-term investments                                       64,156            39,347
Net cash paid on purchase of television station                          ---            (5,140)
All other investment activities, net                                  (2,311)           (2,642)
                                                                  ----------        ----------
NET CASH USED IN INVESTING ACTIVITIES                                (81,449)         (119,949)

FINANCING ACTIVITIES
Proceeds from borrowings                                           2,237,703         1,690,400
Principal payments on debt                                        (2,234,404)       (1,661,910)
Dividends paid                                                       (13,704)          (12,506)
Stock issued for employee benefit and compensation programs            1,062             2,190
Return of policyholders' account balances                            (26,633)          (26,761)
Receipts credited to policyholders' account balances                  54,605            56,790
                                                                  ----------        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             18,629            48,203

INCREASE (DECREASE) IN CASH                                           (7,762)           (3,837)
Cash at beginning of year                                             43,741            51,400
                                                                  ----------        ----------
CASH AT END OF PERIOD                                             $   35,979        $   47,563
                                                                  ==========        ==========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated and condensed financial statements of The Liberty Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included is not necessarily indicative of the annual results that may be expected for the year ended December 31, 1996, but it does reflect all adjustments considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented (See Note 2 below for discussion of special charges reported in the third quarter of
     1996). For further information, refer to the consolidated financial statements and footnotes thereto included in The Liberty Corporation annual report on Form 10-K for the year ended December 31, 1995.


2.   SPECIAL CHARGES

     During the third quarter of 1996, and concurrent with a realignment of the Company's management structure, the Company completed a detailed study of its insurance product lines, including products currently being marketed as well as those previously sold by the Company's subsidiaries (including recently acquired companies). This study identified several specific products, marketing programs, underwriting and service methods that were inconsistent with the Company's current strategies and profit objectives. Based on this analysis, the Company took a $26.9 million after-tax charge, which principally represents the write-off of deferred acquisition costs where recovery is no longer assured due to actual experience on these products being worse than originally assumed. In addition to the product-related charges, the Company wrote off previously deferred costs associated with acquiring and modifying an administrative system for the Company's pre-need business. With the realignment previously mentioned, a decision was made to move to a new administrative platform for pre-need. All of the charges represent non-cash items, and will have no material impact on the insurance companies' statutory financial condition.


3.   COMMITMENTS AND CONTINGENCIES

     At September 30, 1996, the Company had made commitments as shown below:

     (In 000's)


                        Investment real estate           $ 2,241
                        Mortgage loans and bonds          39,630
                        Other                             10,746
                                                         -------
                                                         $52,617
                                                         =======

                                 PART I, ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Unaudited)

OPERATIONS

For the third quarter of 1996, the Company reported a consolidated net loss of $10.8 million, compared with net income of $15.2 million for the same period during 1995 (see table below). This $26.0 million decrease includes a non-recurring after-tax charge of $26.9 million. During the third quarter, and concurrent with a realignment of the Company's management structure, the Company completed a detailed study of its insurance product lines, including products currently being marketed as well as those previously sold by the Company's subsidiaries (including recently acquired companies). This study identified several specific products, marketing programs, underwriting and service methods that were inconsistent with the Company's current strategies and profit objectives. Based on this analysis, the Company took a $26.9 million charge, which principally represents the write-off of deferred acquisition costs where recovery is no longer assured due to actual experience on these products being worse than originally assumed. In addition to the product-related charges, the Company wrote off previously deferred costs associated with acquiring and modifying an administrative system for the Company's pre-need business. With the realignment previously mentioned, a decision has been made to move to a new administrative platform for pre-need. All of the charges represent non-cash items, and will have no material impact on the insurance companies' statutory financial condition. In the accompanying financial statements, the effects of the special charges are reported in general insurance expenses and amortization of deferred acquisition costs on the income statement, and deferred acquistion costs and other assets on the balance sheet. Excluding the special charges, the Company would have reported net income of $16.1 million, an increase of 6% over the prior year.

Operating earnings of $17.0 million (which exclude the special charges and net realized investment gains and losses) increased $1.8 million (11%) over 1995's third quarter. Net income reflects the $26.9 million special charge and realized investment losses (after-tax) of $.9 million and $.1 million in the third quarter of 1996 and 1995, respectively.

Year-to-date net income of $19.5 million decreased 53% from the comparable 1995 period as a result of the special charges. Excluding the special charges, net income would have increased $5.3 million (13%). Operating earnings increased $4.0 million (9%) over the same period of 1995. Net income includes realized investment losses (after tax) of $.6 million for the first nine months of 1996 compared to realized investment losses of $1.9 million for the 1995 period.
The remainder of the discussion will exclude the impact of the special charges.



                                                   Third Quarter              Year-to-date
                                                -------------------       -------------------
                                                  1996       1995           1996       1995
                                                ---------  --------       ---------  --------
Income Before Income Taxes and Special Charges  $ 24,412   $ 23,622       $ 69,537   $ 62,548
Income Taxes                                       8,288      8,404         23,058     21,387
                                                --------   --------       --------   --------
Income Before Special Charges                     16,124     15,218         46,479     41,161
Special Charges                                  (40,643)       ---        (40,643)       ---
Income Tax Benefit from Special Charges          (13,699)       ---        (13,699)       ---
                                                --------   --------       --------   --------
Net Income                                      $(10,820)  $ 15,218       $ 19,535   $ 41,161
                                                ========   ========       ========   ========

Excluding realized gains and losses, over the comparable prior year quarter the Company's insurance operations reported a decrease in pre-tax income of $.2 million, broadcasting had an increase in pre-tax income of $2.6 million, and the Parent Company had an increased pre-tax loss of $.3 million.

Liberty Life reported a decrease in pre-tax earnings of $.4 million, as strong sales of an accidental death product in the mortgage protection division and favorable mortality were offset by higher amortization of deferred acquisition costs resulting from higher lapses. The FamilySide pre-need business reported a $.1 million increase in pretax earnings from the prior year, as, similar to Liberty Life, favorable mortality was offset by higher lapses. Also, FamilySide continues to be impacted by lower sales since the rollout of the new product portfolio in late 1995.

The Liberty Corporation and Subsidiaries
Management's Discussion and Analysis of Operations            September 30, 1996





The broadcasting operations reported pretax earnings of $8.5 million versus $5.9 million in 1995. Cosmos earnings benefited from the Olympics and strong political revenues. Local revenues increased 25% over the comparable prior year quarter.

The parent company reported a $.3 million higher pre-tax loss compared with the third quarter of 1995, as higher operating expenses and lower lot and land sales were partially offset by increased rental income from a lease termination payment. Interest expense remained relatively level with the prior year period as a higher debt balance was offset by lower interest rates.

Consolidated revenues increased $1.9 million (1%) over the prior year third quarter due to a $5.4 million (18%) increase in broadcasting revenues; a $4.6 million decrease in revenues from the insurance operations, due to (1) lower premiums from FamilySide, (2) a $1.8 million negative fluctuation in realized gains and losses, and (3) a $3.6 million decrease in service revenues as the operations of Liberty Insurance Services are being reported on an equity basis in 1996; and a $1.1 million increase in the parent company, primarily due to the lease termination payment previously discussed. Excluding the impact of realized investment gains and losses, consolidated revenues increased $3.2 million (2%).

Through the first nine months of 1996, insurance premiums and policy charges decreased $13.8 million (5%) from the prior year due to the continuing lower sales in the FamilySide preneed business. The quarterly comparison included $7.2 million less premiums in FamilySide, offset by an increase of $6.2 million in Liberty Life, primarily due to strong sales of an accidental death product in the mortgage protection marketing arm.

The increase in broadcasting revenues for the quarter was driven by a local revenue increase of $4.0 million due to the strong advertising demand during the Olympics, and a $1.0 million increases in political revenues. The year-to-date increase was partially due to WLOX contributing nine months of revenues in 1996, compared to only seven months in 1995.

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

Deferred acquisition cost amortization increased over the third quarter of 1995 by $2.3 million, due to higher lapses in both Liberty Life and FamilySide.

Year-to-date broadcasting expenses were up 13% due to the additional expenses associated with the WLOX-TV operation for two additional months during 1996 compared to 1995.

Other expenses decreased for the nine months compared to the prior year due to a one-time non-recurring adjustment of $2.4 million related to reducing previously accrued expenses due to a technical change in how vacation benefits are earned.



INVESTMENTS

As of September 30, 1996, approximately 62% of the Company's $2.0 billion consolidated invested assets were in bonds with an overall average credit rating of AA-. Approximately 3.4% of the bond portfolio was rated below investment grade.

Approximately 47% of the Company's $1.4 billion bond portfolio at September 30, 1996, was comprised of mortgage-backed securities, compared with 56% at December 31, 1995. Certain mortgage-backed securities are subject to significant prepayment or extension risk due to changes in interest rates. In periods of declining interest rates, mortgages may be repaid more rapidly than

The Liberty Corporation and Subsidiaries
Management's Discussion and Analysis of Operations            September 30, 1996



scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at interest rates comparable to the rates on the prepaid mortgages. In a rising interest rate environment refinancings are significantly curtailed and the payments to the holders of the securities decline, limiting the ability of the holder to reinvest at the higher interest rates. Mortgage-backed pass-through securities and sequential collateralized mortgage obligations ("CMO's"), which comprised 17% of the book value of the Company's mortgage-backed securities at September 30, 1996, and 20% at December 31, 1995, are sensitive to prepayment or extension risk. The remaining 83% of the Company's mortgage-backed investment portfolio at September 30, 1996, consisted of planned amortization class ("PAC") instruments compared to approximately 80% at December 31, 1995. These investments are designed to amortize in a more predictable manner by shifting the primary prepayment and extension risk of the underlying collateral to investors in other tranches of the CMO.

Mortgage loans of $227.5 million comprised 11% of the consolidated investment portfolio at September 30, 1996. Substantially all of these mortgage loans are commercial mortgages with a loan to value ratio not exceeding 75% when made. These loans are concentrated in the southeast primarily in the states of North Carolina, South Carolina, Georgia, Florida, Virginia, Louisiana and Tennessee.

Investment real estate at September 30, 1996, of $140.4 million comprised 7% of the consolidated investment portfolio, the same percentage as at December 31, 1995. Three key property types make up the bulk of the Company's real estate investment assets: residential land development, business parks, and business property rentals. The majority of the Company's investment real estate is located in South Carolina, Florida, Georgia, and North Carolina.

FINANCIAL POSITION

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company reported an unrealized gain of $26.9 million on fixed maturity securities available for sale and equity securities as of September 30, 1996. This compares with an unrealized gain of $58.0 million at December 31, 1995. The decrease is due to the negative impact on the market value of the portfolio associated with rising interest rates during the first nine months of 1996.

CAPITAL, FINANCING AND LIQUIDITY

The Company's net cash flow from operating activities was $55.1 million for the first nine months of 1996 compared to $67.9 million for the same period of 1995. The Company's net cash used in investing activities was $81.4 million, and cash flow provided from financing activities was $18.6 million. As a result of its activities, the Company had a $7.8 million decrease in cash compared to a decrease of $3.8 million in the same period in 1995.

At September 30, 1996, the Company's borrowings and notes payable amounted to $263.4 million, an increase from the $258.4 million outstanding at December 31, 1995. The increase was primarily a function of borrowings used to meet working capital requirements in the parent company during the first nine months of the year.

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

The Liberty Corporation and Subsidiaries
Management's Discussion and Analysis of Operations            September 30, 1996




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

     (b) The filing of Form 8-K was not required during the third quarter of 1996.





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






THE LIBERTY CORPORATION                              Date:  November 15, 1996
-----------------------
(Registrant)




/s/ H. Ray Eanes
----------------
H. Ray Eanes
Senior Vice President Finance & Treasurer




/s/ John P. Smith
-----------------
John P. Smith
Corporate Controller