Form 10-K405
period 1996-12-31
LIBERTY CORP
filed 1997-03-26
CIK 59229

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(Mark One)
[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                                             OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                  For the transition period from        to
                                                 -----     -----

Commission File Number  1-5846
                        ------
                            THE LIBERTY CORPORATION
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      South Carolina                                           57-0507055
------------------------------                             -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

      Post Office Box 789, Wade Hampton Boulevard, Greenville, S. C. 29602
------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

          Registrant's telephone number, including area code    (864) 609-8256
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                          Name of Each Exchange
            Title of Each Class                                                            on Which Registered
------------------------------------                                                    -------------------------
Common Stock, no par value per share                                                    New York Stock Exchange
Rights to Purchase Series A Participating Cumulative Preferred Stock                    New York Stock Exchange

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No
                                              ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1997:

      Common Stock, No Par Value                            $875,806,661
      --------------------------                            ------------

        The number of shares outstanding of each of Registrant's classes of common stock as of March 15, 1997:

      Common Stock, No Par Value                              20,249,865
      --------------------------                              -----------

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1996 are incorporated into Part II, Items 5, 6, 7, and 8 by reference.

         Portions of The Liberty Corporation Proxy Statement for the Annual Meeting of Shareholders on May 6, 1997 are incorporated into Part III, Items 10, 11, 12, and 13 by reference.

         This report is comprised of pages 1 through 86. The exhibit index is on page 27.

                                     PART I

ITEM 1.       BUSINESS

GENERAL
     The Registrant, The Liberty Corporation ("Liberty" or "the Company") is a holding company engaged through its subsidiaries primarily in the life insurance and television broadcasting businesses.

     The Company's primary insurance subsidiaries are Liberty Life Insurance Company ("Liberty Life") and Pierce National Life Insurance Company ("Pierce National"). In addition to Liberty Life and Pierce National, Liberty Insurance Services Corporation ("Liberty Insurance Services") provides home office support services for the Company's insurance operations as well as unaffiliated life and health insurance companies. Other subsidiaries of the Company provide investment advisory services to the Company's insurance subsidiaries and unaffiliated insurance companies, and property development and management services to the Company.

     The Company's television broadcasting subsidiary, Cosmos Broadcasting Corporation ("Cosmos"), currently owns and operates eight network affiliated television stations.

     Additional information concerning Liberty's subsidiaries and divisions is included in "Management's Discussion and Analysis" in the Company's 1996 Annual Report to Shareholders, which is incorporated herein by reference.

STRATEGY; RECENT DEVELOPMENTS

     The Company's principal strategy is to grow internally and through selective acquisitions, while maintaining its emphasis on cost controls. The Company's operations are generally focused in niche markets where Liberty believes it has the products and expertise to serve the market better than its competitors.

     Prior to 1995, the Company had an aggressive acquisition policy focused on both home service (agency) and pre-need businesses. While the Company has not completed any insurance acquisitions since 1994, Liberty will continue to consider acquisitions that complement or fit with the Company's existing marketing divisions and product lines. The Agency Home Service division represents the Company's primary core business, whereas the pre-need business is a relatively new line of business for the Company. The Company largely entered the pre-need business with the acquisition of Pierce National in July 1992. Two acquisitions during 1994 significantly strengthened the Company's market position in the pre-need market, which provides life insurance products to pre-fund funeral services. The Company believes that the pre-need business has favorable demographics which can provide attractive future premium and earnings growth. During 1995, the Company completed the consolidation of all of the acquired pre-need companies into Pierce National.

     Management's philosophy regarding broadcasting acquisitions is to make selective acquisitions in local markets where it can be among the dominant television stations.

     During 1996, Liberty decided to de-emphasize its real estate investments, particularly as related to its business rental properties and land held for future business park development. In March, 1997 Liberty announced it had signed a contract to contribute substantially all of its business rental properties to a real estate investment trust in exchange for shares of the trust and cash. Additionally, the real estate investment trust agreed to acquire most of Liberty's business park land development projects over a 10 year period. The transaction is expected to close around April 30, 1997 and will result in a pre-tax gain. Cash received from the transaction is expected to be used to initially repay debt.

     The following page summarizes the Company's acquisitions since 1992.

                                                                                                      Annual Premiums
    INSURANCE ACQUISITIONS                                                        Date                   Acquired
    ----------------------------------------------------------------------------------------------------------------------
    Acquisition of Pierce National Life Insurance Company, a                       July 1992           $31 million (1)
    California based provider of pre-need life insurance                                               (includes $6 million of
                                                                                                       single pay premiums)


    Acquisition of Magnolia Financial Corporation and its subsidiary,              October 1992        $15 million (1)
    Magnolia Life Insurance Company, a Louisiana based provider of primarily home service life insurance



    Acquisition of assets and block of insurance business from Estate              April 1993          $7 million (2)
    Assurance Company, a Louisiana based provider of pre-need life                                     (includes $6 million
    insurance                                                                                          of single pay premiums)



    Acquisition of North American National Corporation and its                     February 1994       $24 million (3)
    subsidiaries, an Ohio based holding company with insurance                                         (includes $5 million of
    subsidiaries based in Ohio, Colorado and South Dakota that                                         single pay premiums)
    provide primarily pre-need and other ordinary life insurance and accident and health insurance


    Acquisition of American Funeral Assurance Company, a Mississippi               February 1994       $59 million (3)
    based provider of primarily pre-need life insurance                                                (includes $44 million
                                                                                                       of single pay premiums)



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

INSURANCE OPERATIONS

     LIBERTY LIFE. Liberty Life is a stock life insurance company engaged in the business of writing a broad range of individual life insurance policies and accident and health insurance policies. While Liberty Life is licensed in forty-nine states, and the District of Columbia, its focus has been the Southeast. For 1996, the largest percentages of its premium income were from South Carolina (26%), North Carolina (21%), Louisiana (9%) and Florida (4%). The Company believes that Liberty Life is the largest provider of home service business in the Carolinas.

     Life insurance and annuity premiums contributed 77% of Liberty Life's total premiums in 1996, 84% in 1995 and 83% in 1994. Accident and health insurance premiums contributed the remainder.

     In 1994, the Company decided to cease sales of its products through its general agency distribution system due to the absence of critical volume. Premiums and policy charges from the general agency division represented approximately 2% of the Company's total premiums and policy charges when the decision to cease sales in this division was made.

     Liberty Life continues to market its insurance products through its Agency Home Service and Mortgage Protection divisions. At December 31, 1996, Liberty Life had approximately 470 employees in its home office in Greenville.

     AGENCY HOME SERVICE DIVISION. The Agency Home Service Division is Liberty Life's largest division, contributing 64% of Liberty Life's premiums in 1996. Agency Home Service agents of Liberty Life sell primarily individual life, including universal life and interest-sensitive whole life products, as well as health insurance. As of December 1996, the Company had approximately 1,350 agents, managers and support staff in this division operating out of 52 district offices. These agents periodically visit the insureds' homes and businesses to collect premiums. Although the Company has broadened this division's area of concentration beyond the Carolinas, principally through strategic acquisitions, the Company has maintained a regional focus for its home service business in the Southeast.

     MORTGAGE PROTECTION DIVISION. The Mortgage Protection Division contributed 32% of Liberty Life's premiums in 1996. The Mortgage Protection Division sells decreasing term life, accident and disability insurance designed to extinguish the unpaid portion of a residential mortgage upon the death or disability of the insured. A staff of full-time representatives and independent brokers offer these products through more than 1,000 financial institutions located throughout the United States. The Company supports the marketing of these products through direct mail and phone solicitations.

     PIERCE NATIONAL. Pierce National (doing business as FamilySide) provides life insurance products which pre-fund funeral services, referred to as pre-need policies. Pierce National, a stock life insurance company acquired in July 1992, is domiciled in California, but its principal executive and administrative offices are in Greenville, South Carolina. Pre-need policies consist primarily of ordinary life insurance policies for which the premiums are paid in a single payment at the outset or primarily over a three, five or ten-year period. In April 1993, Pierce National acquired through coinsurance all of the ordinary life insurance, representing pre-need life insurance, of Estate Assurance Company, effective as of January 1, 1993. In 1994, Liberty acquired North American National Corporation, an insurance holding company, and American Funeral. As previously mentioned, the insurance subsidiaries of North American and American Funeral were merged into Pierce National during 1995.

     Pierce National is currently licensed in forty-two states, the District of Columbia, and ten Canadian provinces. The largest percentages of premium income for 1996 came from Canada (15%), Mississippi (11%) and California (11%).

     At December 31, 1996, Pierce National employed approximately 50 people who perform marketing, administrative and clerical duties. Policy administration for Pierce National is performed by Liberty Insurance Services.

     PREMIUM BREAKDOWN. The following table sets forth the insurance premiums and policy charges for Liberty Life's marketing and distribution divisions and Pierce National for the years ended December 31.

(In 000's)                                                            1996              1995              1994
---------------------------------------------------------------------------------------------------------------
 Liberty Life
   Home Service                                                     $137,930         $138,714          $136,187
   Mortgage Protection                                                70,316           53,105            49,985
   General Agency Marketing                                            4,881            5,966             6,143
   Other                                                               3,591            3,235             1,384
---------------------------------------------------------------------------------------------------------------
                                                                     216,718          201,020           193,699

 Pierce National                                                     104,653          130,350           122,090
---------------------------------------------------------------------------------------------------------------
 Total                                                              $321,371         $331,370          $315,789
---------------------------------------------------------------------------------------------------------------

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

     REINSURANCE. The Company's insurance subsidiaries use reinsurance in two distinct ways: first, as a risk management tool in the normal course of business and second, in isolated strategic transactions to effectively buy or sell blocks of in force business. The Company has ceded $4.1 billion (20%) of its $20.7 billion insurance in force to other companies; however, the Company's insurance subsidiaries remain liable with respect to reinsurance ceded should any reinsurer be unable to meet the obligations it has or will assume.

     For the years ended December 31, 1996, 1995, and 1994, Liberty had ceded life insurance premiums of $27.3 million, $27.8 million, and $26.4 million, respectively. Accident and health premiums ceded made up the remainder of ceded premiums which were $9.2 million, $6.9 million, and $3.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     RISK MANAGEMENT REINSURANCE TRANSACTIONS. Liberty Life reinsures with other insurance companies portions of the life insurance it writes in order to limit its exposure on large or substandard risks. The maximum amount of life insurance that Liberty Life will retain on any life is $300,000, plus an additional $50,000 in the event of accidental death. This maximum is reduced for higher ages and for special classes of risks. The maximum amount of life insurance Pierce National will retain on any life is $50,000. Insurance in excess of the retention limit is either automatically ceded under reinsurance agreements or is reinsured on an individually agreed basis with other insurance companies. Liberty Life has ceded a significant portion of its risks on accidental death and disability coverage to other insurance companies. Liberty Life and Pierce National also have coverage for catastrophic accidents. At December 31, 1996, Liberty Life and Pierce National had ceded, in the normal course of business, portions of their risks to a number of other insurance companies.

     STRATEGIC REINSURANCE TRANSACTIONS. In 1991, 80% or $3.2 billion face amount of Liberty Life's General Agency Marketing Division net insurance in force was coinsured with Life Reassurance Corporation ("Life Re"). The original agreement with Life Re provided for the coinsurance of 50% of this division's insurance in force issued after 1991. Effective July 1, 1995, the amount coinsured on policies written after December 31, 1991, was increased to 80%. The total face value of amounts ceded to Life Re at December 31, 1996 was $2.6 billion. Under terms of the agreement, assets supporting the business ceded are required to be held in escrow.

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

     OPERATIONS. The administrative functions of underwriting and issuing new policies, and the ongoing servicing and claims settlement of in force policies, are provided by Liberty Insurance Services at the home office in Greenville, South Carolina. The Company's strategy is to consolidate the administrative functions of its operations in order to have a unified service platform across the business units and improve operating leverage through productivity improvements.

     Liberty Insurance Services provides administrative support services for Liberty's approximately 2.6 million policies representing $20.7 billion of life insurance in force, of which $4.1 billion of insurance in force has been ceded to other companies. Approximately 158,000 policies representing $2.8 billion of life insurance in force were issued during 1996. The Company intends to continue its focus on reducing the unit costs of administrative services by increasing the volume of business through acquisitions of blocks of business similar in nature to its existing business, by internal growth in those businesses, and by investing in technology to further improve efficiency in its operations.

     LIBERTY INSURANCE SERVICES. Liberty Insurance Services provides a wide range of home office support services to the Company's insurance subsidiaries, as well as for unaffiliated life and health insurance companies on a fee basis. These services include underwriting, issuance of policies, accounting, customer service and claims processing and adjudication and can be tailored to support the special features of insurance products offered by other companies that desire these services. In marketing to unaffiliated life and health insurance companies the Company's strategy is to target (i) insurance companies that have closed blocks of business that are expensive to administer, (ii) insurance companies that have start-up or new product lines requiring new support levels,
(iii) small to midsize insurance companies that cannot justify large investments in home office technology, and (iv) insurance companies acquired by financial investors lacking experience in providing home office support. Liberty Insurance Services believes that its economies of scale will permit its customers to reduce their home office support costs and focus resources on marketing their insurance products.

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

     The Company believes that competition in the pre-need market is national and, therefore, has expanded the market of its pre-need business. The Company intends to capitalize on its affinity marketing expertise gained in the mortgage protection insurance business by targeting national chains of funeral homes and by supplementing this effort with direct marketing and telemarketing campaigns. The Company currently believes that it ranks second nationally in pre-need market share.

     The Company currently believes that it ranks third nationally in mortgage protection insurance with an estimated 17% market share. Slightly over 80% of the mortgage protection market share is believed to be held by four companies and 33% of the market is held by the market leader.

     Various independent companies issue ratings assessing the ability of insurance companies to meet their policyholder and other contractual obligations, as well as assessing the overall financial performance and strength of companies. The most widely used ratings are those prepared and published by A.M. Best Company, Inc. Ratings by A.M. Best range from "A++" (Superior) to "F" (In Liquidation). In the Best Week published December 23, 1996, Liberty Life was rated "A" (Excellent) and Pierce National was rated "B++" (Very Good). Liberty Life also has a current claims-paying rating of "AA-" (Very High) by Duff & Phelps Credit Rating Co. The rating agencies base their ratings on information provided by the insurer and their own analysis, studies and assumptions. The ratings apply only to the specific company rated and do not extend to The Liberty Corporation as a whole, nor are the ratings a recommendation to buy, sell or hold securities. The agencies can change or withdraw their published ratings at any time the agency deems circumstances warrant a change. Should Liberty Life's or Pierce National's rating be downgraded, sales of their products and persistency of the existing in-force business could be adversely affected. Insurance company ratings are generally considered to be more important in the annuity and general agency markets, neither of which are major markets for Liberty Life or Pierce National.

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

     The NAIC and state regulatory authorities require the Asset Valuation Reserve or "AVR" and the Interest Maintenance Reserve or "IMR" to be established as a liability on a life insurer's statutory basis financial statements, but do not affect financial statements of the Company prepared in accordance with generally accepted accounting principles. AVR establishes a statutory reserve for mortgage loans, equity real estate and joint ventures, as well as for fixed maturities and common and preferred stock. AVR generally captures all realized and unrealized gains and losses on such assets, other than those resulting from changes in interest rates. IMR captures the net gains or losses that are realized upon the sale of fixed income securities (bonds, preferred stocks, mortgage-backed securities and mortgage loans) and that result from changes in the overall level of interest rates, and amortizes these net realized gains or losses into income over the remaining life of each investment sold, thus limiting the ability of an insurer to enhance statutory surplus by taking gains on fixed income securities. The IMR and AVR requirements have not had a material impact on the Company's insurance subsidiaries' surplus nor the insurance subsidiaries' ability to pay dividends to the parent company.

     In recent years the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to decrease the risk of insolvency of insurance companies in general. These initiatives include the implementation of a risk-based capital ("RBC") formula for determining adequate levels of capital and surplus and further restrictions on an insurance company's payment of dividends to its shareholders. To date, South Carolina has not adopted the NAIC risk-based capital model act; however, it does require prior notice to the South Carolina Commissioner of Insurance of dividend distributions to shareholders, and permits the Commissioner to disapprove or limit the dividend within 30 days of notice if the dividend or distribution is deemed an unreasonable strain on surplus. The NAIC risk-based capital model act or similar initiatives may be adopted by South Carolina or the various states in which Liberty Life and the Company's other insurance subsidiaries are licensed, but the ultimate content and timing of any statutes and regulations adopted by the states cannot be determined at this time.

     Under the NAIC's risk-based capital requirements, insurance companies must calculate and report information under a risk-based capital formula in their annual statutory financial statement. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC requirements provide for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for the insurance company to submit a plan to improve its capital, to regulatory control of the insurance company. The RBC ratios for the Company's insurance subsidiaries significantly exceed the minimum capital requirements at December 31, 1996.

     Another NAIC Model Act limits dividends that may be paid in any calendar year without regulatory approval to the lesser of (i) 10% of the insurer's statutory surplus at the prior year-end, or (ii) the statutory net gain from operations of the insurer (excluding realized capital gains and losses) for the prior calendar year. The current South Carolina statutes applicable to Liberty Life do not conform to the NAIC Model Act (South Carolina limits dividends to the greater of 10% of statutory surplus or gain from operations). Under current South Carolina law, without prior approval from the South Carolina Commissioner of Insurance, dividend payments from Liberty Life to the Company are limited to the greater of the prior year's statutory gain from operations or 10% of the prior year's statutory surplus. The maximum allowable dividend that can be paid in 1997 by Liberty Life without approval from the South Carolina Insurance Commissioner is $25.9 million. Actual dividends and distributions paid by Liberty Life were $21.0 million in 1996, $20.0 million in 1995, and $20.3 million in 1994. Under regulations effective July 1, 1995, the South Carolina Insurance Department must be notified of all dividends and distributions to shareholders within five days following the declaration, and at least ten days prior to the payment of the dividend or distribution, and will have the authority to limit the amount of any dividends or distributions. Extraordinary dividends, defined as distributions that, together with all other distributions within a 12 month period, exceed the greater of the net gain from operations or 10% of statutory surplus, cannot be made without the approval of the South Carolina Insurance Department, unless the department has not disapproved the payment within 30 days following the notice of the declaration. The current California statutes applicable to Pierce National limit dividend payments to the Company to the greater of 10% of statutory surplus or the prior year's net gain from operations (excluding realized capital gains and losses). The maximum allowable dividend that Pierce National can pay during 1997 will be $10.4 million. Pierce National did not pay any dividends to Liberty in 1996 and paid $2.7 million in dividends in 1995.

     In accordance with the rules and practices of the NAIC and in accordance with state law, every insurance company is generally examined once every three years by examiners from its state of domicile and from several of the other states where it is licensed to do business. Examinations of Liberty Life and Pierce National for the three years ended December 31, 1994 have been completed and the reports issued did not indicate any significant areas of concern.

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

BROADCASTING OPERATIONS

     Cosmos currently owns and operates the following television stations, seven of which were ranked No. 1 in their market by the November 1996 Nielsen ratings.

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

     Cosmos has 812 full-time employees and 126 part-time employees, including its cable sales operations in Columbia, SC, Florence, SC, Sumter, SC, Montgomery, AL and Frankfort, KY.

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

     SOURCES OF COSMOS' TELEVISION OPERATING REVENUES. The following table shows the approximate percentage of Cosmos' gross television operating revenues by source excluding other income for the three years ended December 31, 1996:

Year ended December 31                                                  1996           1995           1994
-------------------------------------------------------------------------------------------------------------
Local and Regional Advertising                                             60%            60%          57%
National Spot Advertising                                                  26             28           30
Network Compensation                                                        8              9            7
Political Advertising                                                       6              3            6

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

     A television station's rates are primarily determined by the estimated number of television homes it can provide for an advertiser's message. The estimates of the total number of television homes in the market and of the station's share of those homes is based on the AC Nielsen industry-wide television rating service. The demographic make-up of the viewing audience is equally important to advertisers. A station's rate card for national and local advertisers takes into account, in addition to audience delivered, such variables as the length of the commercial announcements and the quantity purchased. The payments by a network to an affiliated station are largely determined by the total homes delivered and is based on the local market rating strength of the affiliate and the audience it helps bring to the network programs.

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

W. HAYNE HIPP, Age 57
   Chairman of the Board of Liberty since May, 1995 Chairman of the Board of Cosmos since May, 1995
   President and Chief Executive Officer of Liberty since September, 1981 Chairman of the Board of Liberty Life from January, 1979 - February, 1988;
     September, 1989 - present
   Chairman of the Board of Cosmos - May , 1989 - February, 1992

H. RAY EANES, Age 56
   Senior Vice President of Finance and Treasurer of Liberty since May, 1994 Prior to joining Liberty was Vice Chairman - Finance and Administration of Ernst & Young LLP

JENNIE M. JOHNSON, Age 49
   President of Pierce National Life Insurance Company since August, 1995 Vice President, Administration of Liberty from February, 1994 to August, 1995 Vice President, Planning of Liberty from February, 1986 to December, 1994

JAMES M. KEELOR, Age 54
   President of Cosmos since February, 1992
   Vice President, Operations, of Cosmos from December, 1989 to February, 1992

RONALD F. LOEWEN, Age 49
   President of Liberty Life since January, 1997 General Manager of WIS-TV from April, 1990 to January, 1997

M. PORTER B. ROSE, Age 55
   President, Liberty Investment Group, Inc. since March, 1992
   Chairman, Liberty Capital Advisors, Inc. since January, 1987
   Chairman, Liberty Properties Group, Inc. since January, 1987

JOHN P. SMITH, Age 44
   Controller of Liberty since September, 1994
   Previously Vice President/Finance of Liberty Life Insurance Company

MARTHA G. WILLIAMS, Age 54
   Vice President, General Counsel & Secretary of Liberty since January, 1982 Vice President, General Counsel & Secretary of Liberty Life since January, 1982 Secretary and Counsel of Cosmos since February, 1982

OTHER BUSINESS

     In addition to the operating subsidiaries, the Company has other minor organizations. These include the Company's administrative staff, an investment advisory company, a property development & management company and transportation operations.


INDUSTRY SEGMENT DATA

     Information concerning the Company's industry segments is contained in Selected Financial Data on page 36 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 35 of this report and is incorporated in this Item 1 by reference.


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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     None


                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY STOCKHOLDER MATTERS

     Information concerning the market for the Company's Common Stock and related stockholder matters is contained on the inside back cover of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 34 of this report and is incorporated in this Item 5 by reference.


ITEM 6.       SELECTED FINANCIAL DATA

     Selected Financial Data for the Company is contained on page 36 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 35 of this report and is incorporated in this Item 6 by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is contained on pages 7-11, 14-16 and 19 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 36-44 of this report and is incorporated in this Item 7 by reference.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

     The Company's Consolidated Financial Statements and Report of Independent Auditors are contained on pages 6, 12, 13, 17, 18, and 20-35 and of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 45-66 of this report and are incorporated in this Item 8 by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                   PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Company is contained in The Liberty Corporation Proxy Statement for the May 6, 1997 Annual Meeting of Shareholders and is incorporated in this Item 10 by reference.

     Information concerning Executive Officers of the Company is submitted in a separate section of this report in Part I, Item 1 on page 12 and is incorporated in this Item 10 by reference.

ITEM 11.      EXECUTIVE COMPENSATION

              Information concerning Executive Compensation and transactions is contained in The Liberty Corporation Proxy Statement for the May 6, 1997 Annual Meeting of Shareholders and is incorporated in this Item 11 by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning Security Ownership of Certain Beneficial Owners and Management is contained in The Liberty Corporation Proxy Statement for the May 6, 1997 Annual Meeting of Shareholders and is incorporated in this Item 12 by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning Certain Relationships and Related Transactions is contained in The Liberty Corporation Proxy Statement for the May 6, 1997 Annual Meeting of Shareholders and is incorporated in this Item 13 by reference.


                                   PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  (1) AND (2).   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
     SCHEDULES

     The following consolidated financial statements of The Liberty Corporation and Subsidiaries are included in the Company's Annual Report to Shareholders for the year ended December 31, 1996, filed as Exhibit 13 to this report and incorporated in Item 8 by reference:

         Consolidated Balance Sheets - December 31, 1996 and 1995
         Consolidated Statements of Income - For Each of the Three Years Ended December 31, 1996 Consolidated Statements of Cash Flows - For Each of the Three Years Ended December 31, 1996 Consolidated Statements of Shareholders' Equity - For Each of the Three Years Ended December 31, 1996 Notes to Consolidated Financial Statements - December 31, 1996 Report of Independent Auditors


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

         (A)(3).  LIST OF EXHIBITS

3.1      Restated Articles of Incorporation, as amended through March 15, 1995
         (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

3.2      Bylaws, as amended through November 5, 1996

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

10.      See Credit Agreement dated March 21, 1995 (filed as Exhibit 4.3).

11.      The Liberty Corporation and Subsidiaries Consolidated Earnings Per
         Share Computation

13.      Portions of The Liberty Corporation Annual Report to Shareholders for
          the year ended December 31, 1996:
         Market for the Registrant's Common Stock and Related Security Stockholder Matters
         Selected Financial Data
         Management's Discussion and Analysis of Financial Condition and Results of Operations
         Financial Statements and Supplementary Information:
          Consolidated Balance Sheets - December 31, 1996 and 1995
          Consolidated Statements of Income - For the three years ended December 31, 1996
          Consolidated Statements of Cash Flows - For the three years ended December 31, 1996
          Consolidated Statements of Shareholders' Equity - For the three years ended December 31, 1996
         Notes to Consolidated Financial Statements - December 31, 1996
         Report of Independent Auditors

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

         F.  Powers of Attorney applicable for certain signatures of members of the Board of Directors in
             Registrant's 10-K filed for the year ended December 31, 1996

        27.       Financial Data Schedule (Electronic Filing Only)

        99.       Additional Exhibits

                  A.  Annual Statement on Form 11-K for The Liberty Corporation and Related Adopting Employers'
                      401(k) Thrift Plan for the year ended December 31, 1996

(B).              REPORTS ON FORM 8-K FILED IN 1996

                  None

(C).              EXHIBITS FILED WITH THIS REPORT

        3.2       Bylaws, as amended through November 5, 1996

        11.       The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation

        13.       Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1996:
                  Market for the Registrant's Common Stock and Related Security Stockholder Matters
                  Selected Financial Data
                  Management's Discussion and Analysis of Financial Condition and Results of Operations
                  Financial Statements and Supplementary Information:
                   Consolidated Balance Sheets - December 31, 1996 and 1995
                   Consolidated Statements of Income - For the three years ended December 31, 1996
                   Consolidated Statements of Cash Flows - For the three years ended December 31, 1996
                   Consolidated Statements of Shareholders' Equity - For the three years ended December 31, 1996
                  Notes to Consolidated Financial Statements - December 31, 1996
                  Report of Independent Auditors

        21.       The Liberty Corporation and Subsidiaries, List of Subsidiaries

        23.       Consent of Independent Auditors

        24.       Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's
                  10-K filed for the year ended December 31, 1996.

        27.       Financial Data Schedule (Electronic Filing Only)

        99.       Additional Exhibits

                  A.       Annual Statement on Form 11-K for The Liberty Corporation and Related Adopting Employers' 401(k)
                           Thrift Plan for the year ended December 31, 1996

(D).     CONSOLIDATED FINANCIAL STATEMENT SCHEDULES FILED WITH THIS REPORT

                  I-       Summary of Investments - December 31, 1996
                  II-      Condensed Financial Statements of The Liberty Corporation (Parent Company) December 31, 1996 and 1995
                  III-     Supplementary Insurance Information - For the Three Years Ended December 31, 1996
                  IV-      Reinsurance - For the Three Years Ended December 31, 1996
                  V-       Valuation and Qualifying Accounts and Reserves - For the Three Years Ended December 31, 1996 Schedule I


                                                                     Schedule 1

                   THE LIBERTY CORPORATION AND SUBSIDIARIES
                            SUMMARY OF INVESTMENTS
                               DECEMBER 31, 1996
                                  (In $000's)

                                                                                                Amount at
                                                                                              Which Shown
                  Type of Investment                                  Cost      Value          on Balance
                                                                                                  Sheet
---------------------------------------------------------------------------    -----------    ------------
Fixed maturity securities, available for sale
   Bonds:
     United States Government and government agencies and
       authorities                                              $   417,386    $   433,418    $   433,418
     States, municipalities, and political subdivisions                  50             51             51
     Foreign governments                                              7,080          7,261          7,261
     Foreign corporate and other                                     98,669        104,633        104,633
     Public utilities                                               149,473        161,982        161,982
     Convertibles and bonds with warrants attached                     --             --             --
     All other corporate bonds                                      750,722        767,923        767,923
   Redeemable preferred stocks                                       41,833         42,271         42,271
                                                                -----------    -----------    -----------
   Total                                                          1,465,213      1,517,539      1,517,539
                                                                -----------    ===========    -----------

Equity securities, available for sale
   Common stocks:
     Public utilities                                                  --             --             --
     Banks, trusts and insurance companies                      $     4,568    $     8,536    $     8,536
     Industrial, miscellaneous, and all other                        18,374         28,689         28,689
   Nonredeemable preferred stocks                                    38,489         38,366         38,366
                                                                -----------    -----------    -----------
   Total                                                             61,431    $    75,591         75,591
                                                                -----------    ===========    -----------


Mortgage loans on real estate                                       230,910                       230,910
Investment real estate                                              132,696                       132,696
Policy loans                                                         98,816                        98,816
Other long-term investments                                          22,470                        22,470
Short-term investments                                                  250                           250
                                                                -----------                   -----------

Total investments                                               $ 2,011,786                   $ 2,078,272
                                                                ===========                   ===========




                                                                Schedule II


                   THE LIBERTY CORPORATION (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1996 and 1995
                         (In $000's, except share data)

                     ASSETS                                                       1996           1995
                                                                               ----------     ----------
Cash                                                                           $    1,450     $      466
Investment securities                                                                 600            679
Loans, notes and other receivables                                                  7,890          9,953
Investment properties, at cost less accumulated depreciation of
   $10,118 in 1996 and $8,432 in 1995                                              79,941         70,875
Other long-term investments                                                         6,139         11,689
Buildings and equipment, at cost less accumulated depreciation of
   $11,919 in 1996 and $9,863 in 1995                                              19,066         21,379
Investment in affiliated companies*                                               657,194        652,420
Intercompany debt and advances*                                                    96,921         96,606
Income taxes recoverable                                                           10,823         12,053
Deferred income tax benefits (liabilities)                                          1,026            (59)
Other assets                                                                        8,973          9,865
                                                                               ----------     ----------

      Total Assets                                                             $  890,023     $  885,926
                                                                               ==========     ==========

LIABILITIES, REDEEMABLE PREFERRED
    STOCK AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes, mortgages and other debt                                              $  243,221     $  249,881
  Accounts payable and accrued expenses                                            16,826         11,637
  Other liabilities                                                                   221            287
                                                                               ----------     ----------
      Total Liabilities                                                           260,268        261,805

Redeemable Preferred Stock:
  1994-A Series, $35.00 redemption value, 668,207
     shares issued and outstanding                                                 23,387         23,387
  1994-B Series, $37.50 redemption value, 592,334 and 594,126
     shares issued and outstanding in 1996 and 1995, respectively                  22,212         22,280
                                                                               ----------     ----------
      Total Redeemable Preferred Stock                                             45,599         45,667

Shareholders' Equity:
  Common stock
    Authorized - 50,000,000 shares, no par value
       Issued and Outstanding - 20,214,738 in 1996 and 20,060,629 in 1995         163,443        158,735
  Convertible Preferred Stock, 1995-A Series,
     599,985 shares issued and outstanding                                         20,999         20,999
  Unearned stock compensation                                                      (7,168)        (6,050)
  Unrealized appreciation (depreciation) on fixed maturity securities
     available for sale and equity securities of subsidiaries                      39,726         57,986
  Cumulative foreign currency translation adjustment                                 (204)          (999)
   Retained earnings                                                              367,360        347,783
                                                                               ----------     ----------

      Total Shareholders' Equity                                                  584,156        578,454
                                                                               ----------     ----------

      Total Liabilities, Redeemable Preferred Stock and Shareholders' Equity   $  890,023     $  885,926
                                                                               ==========     ==========


 *Eliminated in consolidation
  See notes to condensed financial statements.

                                                                Schedule II



                    THE LIBERTY CORPORATION (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                  (In $000's)


                                                 1996           1995           1994
                                              ----------     ----------     ----------
REVENUES
  Dividends from subsidiaries*                $   33,250     $   45,331     $   39,973
  Interest-unaffiliated                              676          1,151            553
  Intercompany interest*                           8,519          8,303          7,068
  Realized investment losses                      (5,407)        (3,195)          --
  Other                                           27,123         30,059         25,927
                                              ----------     ----------     ----------

     Total Revenues                               64,161         81,649         73,521

EXPENSES
  Salaries and wages                              18,240          9,803          7,526
  Interest-unaffiliated                           15,007         14,867         10,475
  Intercompany interest*                           2,471          4,072          3,145
  Taxes and licenses                               2,250          1,508          1,206
  Depreciation and amortization                    8,645          5,275          4,552
  Other                                           10,621         20,874         22,051
                                              ----------     ----------     ----------

     Total Expenses                               57,234         56,399         48,955

Income before income taxes                         6,927         25,250         24,566
Income tax benefits                               (9,786)        (7,359)        (5,880)
                                              ----------     ----------     ----------

Income before earnings of subsidiaries            16,713         32,609         30,446

Earnings of subsidiaries
  net of dividends paid to parent*                21,230         27,928         (4,371)
                                              ----------     ----------     ----------

    NET INCOME                                $   37,943***  $   60,537***  $   26,075**
                                              ==========     ==========     ==========

*        Eliminated in consolidation.

** Differs from consolidated net income by $103 due to gains recognized on a consolidated basis previously recognized by subsidiaries on intercompany transactions. Gains were deferred on a consolidated basis until completion of the earnings process.

*** Differs from consolidated net income by $603 and $1,184 in 1996 and 1995, respectively, due to gains deferred on a consolidated basis until completion of the earnings process.

See notes to condensed financial statements.

                                                                Schedule II


                    THE LIBERTY CORPORATION (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                  (In $000's)

                                                         1996            1995          1994
                                                     -----------    -----------    -----------
OPERATING ACTIVITIES
Net income                                           $    37,943    $    60,537    $    26,075
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                           8,645          5,275          4,552
   Provision for deferred income taxes                    (1,143)         2,740          2,754
   Earnings from subsidiary operations, net of
     dividends paid to parent                            (21,230)       (27,928)         4,371
   Gain on disposal of assets                             (3,172)        (3,231)        (2,989)
   Realized investment losses                              5,407          3,195           --
   Change in operating assets and liabilities:
     Increase in intercompany debt and advances*             (79)       (27,434)        (9,426)
     Decrease (increase) in accounts and notes
      receivable                                           2,063         (1,209)           (97)
     Increase in accounts payable and
      accrued expenses                                     5,189          2,478          2,212
     Decrease (increase) in other assets                     892         (1,250)        (5,334)
     Increase (decrease) in other liabilities, and
       accrued income taxes                                1,164         (5,927)          (969)
   Other                                                  (2,083)         1,144         (3,869)
                                                     -----------    -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                 33,596          8,390         17,280

INVESTING ACTIVITIES
Additional investment in subsidiaries*                      --             --           (1,907)
Reduction in investment in subsidiaries*                    --            4,048         10,000
Purchase of investment properties                        (22,556)       (34,177)       (33,198)
Sale of investment properties                             13,982         31,997         15,125
Net cash paid on purchase of insurance business             --             --          (65,212)
Net cash paid on purchase of broadcasting business          --           (5,638)          --
Other                                                      1,270         (9,264)          --
                                                     -----------    -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                     (7,304)       (13,034)       (75,192)

FINANCING ACTIVITIES
Proceeds from borrowings                               2,957,704      1,901,001      2,537,169
Principal payments on debt                            (2,966,087)    (1,888,820)    (2,462,620)
Dividends paid                                           (18,366)       (16,814)       (14,358)
Stock issued for employee benefit and performance
  incentive compensation programs                          1,441          2,908          3,487
                                                     -----------    -----------    -----------

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES         (25,308)        (1,725)        63,678

INCREASE (DECREASE) IN CASH                                  984         (6,369)         5,766
Cash at beginning of year                                    466          6,835          1,069
                                                     -----------    -----------    -----------

CASH AT END OF YEAR                                  $     1,450    $       466    $     6,835
                                                     ===========    ===========    ===========


*Eliminated in consolidation
See notes to condensed financial statements.

                                                                    Schedule II



                    THE LIBERTY CORPORATION (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


1.       NOTES, MORTGAGES AND OTHER DEBT

         The general debt obligations at December 31, 1996, are as follows:


                                                                           Average
           (In 000's)                                                   Interest Rate       Amount
                                                                        -------------      --------
           Notes due to banks                                                 6.1%         $240,000
           Mortgage loans on investment property                              8.0             3,221
                                                                                           ========
                                                                                           $243,221
                                                                                           ========

                  On March 21, 1995, the Parent Company completed the restructuring of its $325,000,000 revolving credit facility into a new $375,000,000, multi-tranche credit facility which will mature on various dates beginning in March 1999. Borrowings under the new facility were used to refinance indebtedness under the $325,000,000 facility, as well as to provide funds to meet working capital requirements. Note 5 of The Liberty Corporation and Subsidiaries Consolidated Financial Statements provides additional information as to this agreement. The maturities of the general debt obligations at December 31, 1996 are as follows:

                  (In 000's)                                      Amount
                  ----------                                     --------
                  1997                                           $ 23,739
                  1998                                             21,214
                  1999                                            153,000
                  2000                                             20,268
                  2001                                             20,000
                  Thereafter                                        5,000
                                                                 --------
                                                                 $243,221
                                                                 ========

2.       COMMITMENTS AND CONTINGENT LIABILITIES

                  The Parent Company has guaranteed a $7.0 million letter of credit for an unaffiliated marketing company. As of December 31, 1996, $5.5 million was outstanding under the letter of credit.

3.       RETAINED EARNINGS

                  As of December 31, 1996 and 1995, retained earnings of $367,360,000 and $347,783,000 respectively, in The Liberty Corporation (Parent Company) financial statements differs from The Liberty Corporation and Subsidiaries consolidated financial statements. The difference of $3,295,000 and $2,692,000 at December 31, 1996 and 1995,
         respectively, relates to the elimination of gains on intercompany transactions on a consolidated basis.

                                                                   Schedule III

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                  (In $000's)


                                                                         Future Policy                         Other Policy
                                  Deferred Policy                           Benefits,                            Claims &
                                    Acquisition     Cost of Business     Losses, Claims        Unearned          Benefits
            Segment                    Costs            Acquired       and Loss Expenses       Premiums          Payable
----------------------------------------------------------------------------------------------------------------------------
December 31, 1996
Life/Health Insurance                  $262,182           $70,764             $1,848,762         $4,411             $59,938

December 31, 1995
Life/Health Insurance                  $265,188           $86,925             $1,807,339         $4,078             $51,442

December 31, 1994
Life/Health Insurance                  $259,799           $98,056             $1,727,119         $4,535             $51,969


                                                                                Amortization
                                                                                of Deferred
                                                              Benefits          Acquisition                       Accident &
                                               Net         Claims, Losses         Costs and          Other         Health
                              Premium      Investment       & Settlement      Cost of Business     Operating       Premiums
         Segment              Revenue        Income           Benefits            Acquired         Expenses        Written
----------------------------------------------------------------------------------------------------------------------------
1996
Life/Health Insurance         $321,371       $150,413           $218,751              $73,967       $140,294        $50,523

1995
Life/Health Insurance         $331,370       $144,483           $236,774              $43,780       $122,400        $33,867

1994
Life/Health Insurance         $315,789       $129,925           $225,745              $45,024       $137,092        $29,472

                                                                    Schedule IV


                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                                  REINSURANCE
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                  (In $000's)

                                                                        Amount                           Percentage of
                                                          Ceded to      Assumed                            Amount
                                             Gross         Other         From          Net               Assumed to
                                             Amount       Companies    Companies      Amount                 Net
                                           -------------------------------------------------------------------------
Year ended December 31, 1996

Life insurance in force                    $20,696,527   $4,087,097     $13,099     $16,622,529               0.1%
                                           ====================================================

Insurance premiums and policy charges:
  Life, annuity and other considerations   $   298,327   $   27,293     $   234     $   271,268               0.1%
  Accident and health                           58,333        9,205         975          50,103               1.9%
                                           ----------------------------------------------------

    TOTAL                                  $   356,660   $   36,498     $ 1,209     $   321,371
                                           ====================================================

Year ended December 31, 1995

Life insurance in force                    $21,334,019   $4,554,569     $17,578     $16,797,028               0.1%
                                           ====================================================

Insurance premiums and policy charges:
  Life, annuity and other considerations   $   325,571   $   27,843     $   169     $   297,897               0.1%
  Accident and health                           39,226        6,898       1,145          33,473               3.4%
                                           ----------------------------------------------------

    TOTAL                                  $   364,797   $   34,741     $ 1,314     $   331,370
                                           ====================================================

Year ended December 31, 1994

Life insurance in force                    $21,600,665   $4,751,940     $15,391     $16,864,116               0.1%
                                           ====================================================

Insurance premiums and policy charges:
  Life, annuity and other considerations   $   311,551   $   26,365     $   222     $   285,408               0.1%
  Accident and health                           32,568        3,693       1,506          30,381               4.9%
                                           ----------------------------------------------------

    TOTAL                                  $   344,119   $   30,058     $ 1,728     $   315,789
                                           ====================================================

                                                                Schedule V
                   THE LIBERTY CORPORATION AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                (In the 000's)

                                                                       Additions
                                              -----------------------------------------------------------
                                        Balance at      Charged to      Charged to                           Balance at
                                        Beginning       Costs and          Other                                 End
Deducted From Asset Accounts            of Period        Expenses        Accounts          Deductions         of Period
----------------------------          --------------  --------------  ---------------  ------------------  ---------------
Year Ended December 31, 1996

Accounts receivable -                                                                           20(b)
reserve for bad debts                $  1,975          $    567        $    101           $    313(a)          $  2,310
                                     --------          --------        --------           --------             --------
Notes and other loans receivable -
discounts                            $     --          $     --        $     --           $     --             $     --
                                     --------          --------        --------           --------             --------
Investment properties -
valuation reserves                   $     --          $     --        $     --           $     --             $     --
                                     --------          --------        --------           --------             --------

Year Ended December 31, 1995


Accounts receivable -                                                                          334(b)
reserve for bad debts                $  1,493          $    858        $     48           $     90(a)          $  1,975
                                     --------          --------        --------           --------             --------
Notes and other loans receivable -
discounts                            $     --          $     --        $     --           $     --             $     --
                                     --------          --------        --------           --------             --------
Investment properties -
valuation reserves                   $     --          $     --        $     --           $     --             $     --
                                     --------          --------        --------           --------             --------

Year Ended December 31, 1994


Accounts receivable -                                                                           28(b)
reserve for bad debts                $  1,027          $    408        $    341           $    255(a)          $  1,493
                                     --------          --------        --------           --------             --------
Notes and other loans receivable -
discounts                            $     --          $     --        $     --           $     --             $     --
                                     --------          --------        --------           --------             --------
Investment properties -
valuation reserves                   $     --          $     --        $     --           $     --             $     --
                                     --------          --------        --------           --------             --------


Notes:
  (a) Uncollectible accounts written off, net of recoveries.
  (b) Reversal of reserves no longer required.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, as of the 25th day of March, 1997

THE LIBERTY CORPORATION                     By:   /s/  Hayne Hipp
-----------------------                           ------------------------
   Registrant                                          Hayne Hipp
                                                       President and Chief
                                                       Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 25th day of March, 1997.


By:      /s/ John P. Smith                                   *By:    /s/ William O. McCoy
         --------------------                                        --------------------
         John P. Smith                                               William O. McCoy
         Corporate Controller                                        Director

By:      /s/ H. Ray Eanes                                    *By:    /s/ Buck Mickel
         ----------------------                                      ---------------
         H. Ray Eanes                                                Buck Mickel
         Sr. Vice President Finance & Treasurer                      Director

*By:     /s/  Rufus C. Barkley, Jr.                          *By:    /s/ John H. Mullin III
         -------------------------                                   ----------------------
         Rufus C. Barkley, Jr.                                       John H. Mullin III
         Director                                                    Director

*By:     /s/ Edward E. Crutchfield                           *By:    /s/ Benjamin F. Payton
         -------------------------                                   ----------------------
         Edward E. Crutchfield                                       Benjamin F. Payton
         Director                                                    Director

*By:     /s/ John R. Farmer                                  *By:    /s/ J. Thurston Roach
         ------------------                                          ---------------------
         John R. Farmer                                              J. Thurston Roach
         Director                                                    Director

*By:     /s/ Lawrence M. Gressette, Jr.                      *By:    /s/ Martha G. Williams
         ------------------------------                              ----------------------
         Lawrence M. Gressette, Jr                                   *Martha G. Williams, as
         Director                                                    Special Attorney in Fact

By:      /s/ Hayne Hipp                                      *By:    /s/ Eugene E. Stone, IV
         --------------                                              -----------------------
         Hayne Hipp                                                  Eugene E. Stone, IV
         Director                                                    Director

*By:     /s/ W. W. Johnson
         ------------------
         W. W. Johnson
         Director

                           Annual Report on Form 10-K


                            The Liberty Corporation


                               December 31, 1996



                               Index to Exhibits

               Exhibits                                                                                          Page Number
               --------                                                                                          -----------


 3.2         Bylaws, as amended through November 5, 1996                                                             28-32

11.          The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation                       33

13.          Portions of The Liberty Corporation Annual Report to Shareholders
               for the year ended December 31, 1996:

             Market for the Registrant's Common Stock and Related Security Stockholder Matters                          34
             Selected Financial Data                                                                                    35
             Management's Discussion and Analysis of Financial Condition and Results of Operations                   36-44
             Financial Statements and Supplementary Information:
               Consolidated Balance Sheets - December 31, 1996 and 1995                                              45-46
               Consolidated Statements of Income - For the three years ended December 31, 1996                          47
               Consolidated Statements of Cash Flows - For the three years ended December 31, 1996                      48
               Consolidated Shareholders' Equity - For the three years ended December 31, 1996                          49
               Notes to Consolidated Financial Statements - December 31, 1996                                        50-65
               Report of Independent Auditors                                                                           66

21.          The Liberty Corporation and Subsidiaries, List of Significant Subsidiaries                                 67

23.          Consent of Independent Auditors                                                                            68

24.          Powers of Attorney applicable for certain signatures of members of the Board of
             Directors in Registrant's 10-K filed for the year ended December 31, 1996.                                 69

27.          Financial Data Schedule

99.          Additional Exhibits
             A.  Annual Statement on Form 11-K for The Liberty  Corporation and Adopting Related
                    Employers' 401(k) Thrift Plan for the year ended December 31, 1996                               70-86