Form 10-Q
period 1997-03-31
LIBERTY CORP
filed 1997-05-14
CIK 59229

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997
                                        --------------

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

        Registrant's telephone number, including area code: 864/609-8436
                                                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                                  Number of shares Outstanding
     Title of each class                               as of March 31, 1997
     -------------------                               --------------------

         Common Stock                                        20,251,865

                    Page 1 of 12 sequentially numbered pages.
                        The Exhibit Index is on Page 10.

                                 PART I, ITEM 1
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED AND CONDENSED BALANCE SHEETS


(In 000's)
                                                                               MARCH 31, 1997          December 31, 1996
                                                                             -------------------     ----------------------
ASSETS                                                                                        (Unaudited)


Investments:
  Fixed Maturity Securities available for sale, at market, cost of
     $1,507,199 at 3/31/97 and  $1,465,213 at 12/31/96                       $      1,527,054        $      1,517,539
  Equity Securities, primarily at market, cost of $50,203 at 3/31/97 and
    $61,431 at 12/31/96                                                                60,879                  75,591
  Mortgage Loans                                                                      239,170                 230,910
  Investment Real Estate                                                              131,384                 132,696
  Loans to Policyholders                                                               99,998                  98,816
  Other Long-Term Investments                                                          22,967                  22,470
  Short-Term Investments                                                                  250                     250
                                                                             ----------------        ----------------
     Total Investments                                                              2,081,702               2,078,272

Cash                                                                                   16,939                  36,774
Accrued Investment Income                                                              20,175                  20,817
Receivables                                                                            63,211                  64,074
Receivable from Reinsurers                                                            282,669                 277,578
Deferred Acquisition Costs and Cost of Business Acquired                              337,258                 332,946
Buildings and Equipment                                                                78,990                  79,808
Intangibles Related to Television Operations                                           93,004                  93,979
Goodwill Related to Insurance Acquisitions                                             35,191                  35,608
Other Assets                                                                           42,387                  40,909
                                                                             ----------------        ----------------
     Total Assets                                                            $      3,051,526        $      3,060,765
                                                                             ================        ================

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities
 Policy Liabilities                                                          $      1,928,593        $      1,913,111
 Notes, Mortgages and Other Debt                                                      147,791                 147,861
 Long Term Debt                                                                       100,000                 100,000
 Accrued Income Taxes                                                                  10,355                   5,163
 Deferred Income Taxes                                                                151,442                 163,139
 Accounts Payable and Accrued Expenses                                                 91,727                 101,209
 Other Liabilities                                                                      3,561                   3,822
                                                                             ----------------        ----------------
     Total Liabilities                                                              2,433,469               2,434,305
                                                                             ----------------        ----------------

Redeemable Preferred Stock
1994-A Series, $35.00 redemption value, shares issued and outstanding -
     668,207 in 1997 and 1996                                                          23,387                  23,387
1994-B Series, $37.50 redemption value, shares issued and outstanding -
     590,469 in 1997 and 592,334 in 1996                                               22,143                  22,212
                                                                             ----------------        ----------------
     Total Redeemable Preferred Stock                                                  45,530                  45,599
                                                                             ----------------        ----------------

Shareholders' Equity
 Common Stock                                                                         164,227                 163,443
 Series 1995-A Convertible Preferred Stock, $35.00 redemption value,
     599,985 shares issued and outstanding                                             20,999                  20,999
 Unearned Stock Compensation                                                           (6,547)                 (7,168)
 Unrealized Investment Gains (Losses)                                                  19,009                  39,726
 Cumulative Foreign Currency Translation Adjustment                                      (414)                   (204)
 Retained Earnings                                                                    375,253                 364,065
                                                                             ----------------        ----------------
     Total Shareholders' Equity                                                       572,527                 580,861
                                                                             ----------------        ----------------
       Total Liabilities, Redeemable Preferred Stock and Shareholders'
         Equity                                                              $      3,051,526        $      3,060,765
                                                                             ================        ================
See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED AND CONDENSED STATEMENTS OF INCOME




                                                                        Three Months Ended
                                                                            March 31,
                                                               ---------------------------------
(In 000's, except per share data)                                   1997                 1996
                                                               ------------        -------------
                                                                         (Unaudited)

REVENUES
 Insurance Premiums & Policy Charges                           $     86,441        $     77,526
 Broadcasting Revenues                                               30,021              28,880
 Net Investment Income                                               39,055              37,316
 Service Contract Revenue                                             1,725               1,791
 Realized Investment Gains (Losses)                                   2,675               1,195
                                                               ------------        ------------
   Total Revenues                                                   159,917             146,708
                                                               ------------        ------------
EXPENSES
 Policyholder Benefits                                               58,605              57,528
 Insurance commissions                                               19,056              15,254
 General Insurance Expenses                                          16,573              15,075
 Amortization of Deferred Acquisition Costs and Cost of
    Business Acquired                                                11,367              11,937
Broadcasting Expenses                                                21,934              21,752
Interest Expense                                                      3,655               3,657
Other Expenses                                                        4,605                 845
                                                               ------------        ------------
   Total Expenses                                                   135,795             126,048
                                                               ------------        ------------

Income Before Income Taxes                                           24,122              20,660
Provision for Income Taxes                                            8,255               6,605
                                                               ------------        ------------
  NET INCOME                                                   $     15,867        $     14,055
                                                               ============        ============


EARNINGS PER SHARE:  (Exhibit 11)                              $        .72        $        .64
Dividends Per Common Share                                     $       .185        $        .17

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
(In 000's)                                                              1997          1996
                                                                     ---------    ----------
                                                                           (Unaudited)
OPERATING ACTIVITIES
Net Income                                                           $  15,867    $  14,055
Adjustments to reconcile net income to net cash provided (used) in operating activities:
     Increase (decrease) in policy liabilities                           2,328         (623)
     Decrease in accounts payable and accrued liabilities               (8,640)        (297)
     (Increase) Decrease in receivables                                 (3,612)       3,905
     Amortization of policy acquisition costs and cost of business
        acquired                                                        11,367       11,938
     Policy acquisition costs deferred                                 (12,379)     (11,751)
     Realized investment (gains) losses                                 (2,675)      (1,195)
     Gain on sale of operating assets                                     (557)        (479)
     Depreciation and amortization                                       5,407        4,348
     Amortization of bond premium and discount                          (1,896)        (864)
     Provision for deferred income taxes                                   344          907
     All other operating activities, net                                 7,998       (7,105)
                                                                     ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               13,552       12,839

INVESTMENT ACTIVITIES
Investment securities sold                                              39,488       36,562
Investment securities matured or redeemed by issuer                     16,783       22,290
Cost of investment securities acquired                                 (82,792)     (81,752)
Mortgage loans made                                                    (12,331)      (9,612)
Mortgage loan repayments                                                 4,118        6,889
Purchase of investment real estate, buildings and equipment             (5,118)     (12,408)
Sale of investment real estate, buildings and equipment                  3,921        7,386
Purchase of short-term investments                                        --        (42,782)
Sales of short-term investments                                           --         42,532
All other investment activities, net                                    (1,056)       1,022
                                                                     ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                                  (36,987)     (29,873)

FINANCING ACTIVITIES
Proceeds from borrowings                                               764,000      655,500
Principal payments on debt                                            (764,069)    (649,889)
Dividends paid                                                          (4,679)      (4,386)
Stock issued for employee benefit and compensation programs                584          692
Return of policyholders' account balances                              (10,943)      (8,895)
Receipts credited to policyholders' account balances                    18,707       18,153
                                                                                  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                3,600       11,175
                                                                                  ---------

INCREASE (DECREASE) IN CASH                                            (19,835)      (5,859)
Cash at beginning of year                                               36,774       43,741
                                                                     ---------    ---------
CASH AT END OF PERIOD                                                $  16,939    $  37,882
                                                                     =========    =========

See Notes to Consolidated and Condensed Financial Statements

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated and condensed financial statements of The Liberty Corporation and Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included is not necessarily indicative of the annual results that may be expected for the year ended December 31, 1997, but it does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. For further information, refer to the consolidated financial statements and footnotes thereto included in The Liberty Corporation annual report on Form 10-K for the year ended December 31, 1996.


2.       EARNINGS PER SHARE

         In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This Standard is effective for financial statements issued for periods ending after December 15, 1997, with no early application permitted. This Standard replaces Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15") by making the requirements for earnings per share information more consistent with international accounting standards. SFAS 128 replaces the presentation of primary earnings per share with basic earnings per share, which is a simpler calculation that assumes no dilution from common stock equivalents. Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. In addition to basic earnings per share, diluted earnings per share must also be presented, which is calculated similarly to fully diluted earnings per share pursuant to APB 15. The adoption of this Standard will not result in material differences from the earnings per share as calculated and reported under APB 15.


3.       COMMITMENTS AND CONTINGENCIES

         At March 31, 1997, the Company had made commitments as shown below:

         (In 000's)

           Investment real estate                               $     5,324
           Mortgage loans and bonds                                  35,764
           Other                                                     13,285
                                                                -----------
                                                                $    54,373
                                                                ===========

4.       RECLASSIFICATIONS

         Certain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or stockholders equity.

                                 PART I, ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)

OPERATIONS

Consolidated first quarter net income of $15.9 million increased 13% over 1996's first quarter (see table below). Operating earnings (which exclude net realized investment gains and losses) increased $.9 million (7%) over 1996's first quarter. Net income reflects realized investment gains (after-tax) of $1.8 million in the first quarter of 1997 versus realized investment gains of $.9 million in the first quarter of 1996.


                                                                           First Quarter
                                                                        1997         1996
                                                                     --------------------

Income Before Income Taxes                                           $  24,122    $  20,660
Income Taxes                                                             8,255        6,605
                                                                     ---------    ---------
Net Income                                                           $  15,867    $  14,055
                                                                     =========    =========

Excluding realized gains and losses, the Company's insurance operations generated an increase in operating earnings of $1.6 million over the comparable prior year quarter, broadcasting reported an increase of $.6 million, and the Parent Company had a $1.3 million higher loss than the prior year.

The operating earnings increase from the insurance operations was due to a $1.0 million improvement in FamilySide preneed, a $.5 million improvement in Liberty Life, and a $.1 million improvement in Liberty Insurance Services, the Company's third party insurance administration arm. The improvement in FamilySide's reported earnings was driven by higher net investment income, and expense levels that were relatively flat with the prior year. Additionally, FamilySide reported an increase in premium revenues for the first quarter of 1997, the first such increase in several quarters. FamilySide sales are expected to continue to improve as the negative effect on sales resulting from the transition associated with the revamping of the product portfolio over the last year appears to be lessening. Liberty Life reported improved earnings primarily due to continuing strong premium revenue growth and improved mortality results in the Mortgage Protection division, offsetting a slight decline in earnings from the Agency (home service) division compared to the prior year quarter. The Mortgage Protection division continued to generate strong sales growth during the first quarter, primarily on the strength of an accidental death product.

The broadcasting operations reported a $.6 million increase in earnings compared to the first quarter of 1996, an increase of 22%. While broadcasting revenues increased $1.1 million (4%), strong expense controls allowed this increase to fall to the bottom line and contribute to the overall 22% earnings increase. Local and national revenues were strong for the quarter, and offset the expected decline in political revenues from the comparable prior year quarter.

The Parent Company had an additional loss of $1.3 million during the first quarter of 1997 compared to the same quarter in 1996. This was primarily due to the first quarter of 1996 including a one time non-recurring adjustment of $1.6 million (after-tax) related to reducing previously accrued expenses due to a technical change in how vacation benefits are earned.

Consolidated revenues increased $13.3 million (9%) from the prior year first quarter due to a $10.2 million (9%) increase in revenues from the insurance operations, a $1.1 million increase in broadcasting revenues, and a $1.8 million increase in the parent company. Excluding the impact of realized investment gains and losses, consolidated revenues increased $11.7 million (8%).

Insurance premiums and policy charges increased $8.9 million (11%) over the $77.5 million reported in 1996. The Liberty Life Mortgage Protection division contributed the largest portion of this increase, with FamilySide reporting a slight increase as well.

The Liberty Corporation and Subsidiaries                        March 31, 1997
Management's Discussion and Analysis Operations

The increase in broadcasting revenues for the quarter was driven by higher national and local revenues which more than offset a decline in political revenues, which was expected, and a slight decline in network compensation. National and local revenues increased a combined $1.5 million over the first quarter of 1996. The cable operations reported an increase in revenues of $.2 million over the prior year.

The $3.8 million (25%) increase in commissions is primarily related to the growth of the Company's accidental death product group. A substantial amount of this line of business is marketed through a third party marketer. All payments to this third party, which include commissions and certain payments for certain general and administrative functions, are reported as commissions expense.

The increase in other expenses is primarily attributed to lower 1996 expenses resulting from the release of an accrual in 1996 related to a change in how vacation benefits are earned.

INVESTMENTS

As of March 31, 1997, Liberty's consolidated investment portfolio was carried at $2.1 billion. Approximately 73% of consolidated invested assets were in fixed maturity securities (bonds and redeemable preferred stocks), 12% were in mortgage loans, 6% in real estate, with the balance consisting of policy loans (5%), equity securities (3%), and other long term investments (1%).

The overall average credit rating of fixed maturity securities as of March 31, 1997 was AA-. Less than investment grade securities comprised 2.5% of the fixed maturity portfolio at March 31, 1997.

Approximately 43% of the Company's $1.5 billion bond portfolio at March 31, 1997, was comprised of mortgage-backed securities compared to 45% at December 31, 1996. Certain mortgage-backed securities are subject to significant prepayment or extension risk due to changes in interest rates. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at interest rates comparable to the rates on the prepaid mortgages. In a rising interest rate environment refinancings are significantly curtailed and the payments to the holders of the securities decline, limiting the ability of the holder to reinvest at the higher interest rates. Mortgage-backed pass-through securities and sequential collateralized mortgage obligations ("CMO's"), which comprised 17% of the book value of the Company's mortgage-backed securities at March 31, 1997, and 17% at December 31, 1996, are sensitive to prepayment or extension risk. The remaining 83% of the Company's mortgage-backed investment portfolio at March 31, 1997 and December 31, 1996, consisted of planned amortization class ("PAC") instruments. These investments are designed to amortize in a more predictable manner by shifting the primary prepayment and extension risk of the underlying collateral to investors in other tranches of the CMO.

Mortgage loans of $239.2 million comprised 12% of the consolidated investment portfolio at March 31, 1997 Substantially all of these mortgage loans are commercial mortgages with a loan to value ratio not exceeding 75% when made. These loans are concentrated in the southeast primarily in the states of North Carolina, South Carolina, Georgia, Florida, Virginia, Louisiana and Tennessee.

Investment real estate at March 31, 1997, of $131.4 million comprised 6% of the consolidated investment portfolio, the same percentage as at December 31, 1996 Three key property types make up the bulk of the Company's real estate investment assets: residential land development, business parks, and business property rentals. The majority of the Company's investment real estate is located in South Carolina, Florida, Georgia, and North Carolina. On March 7, 1997, the Company announced that it had signed a contract to contribute substantially all of its business rental property to a real estate investment trust in exchange for shares of the trust and cash. Additionally, the real estate investment trust agreed to acquire most of Liberty's business park land development projects over a 10 year period. The transaction is expected to close around May 15, 1997. Cash received from the transaction is expected to be used initially to repay debt.

The Liberty Corporation and Subsidiaries                        March 31, 1997
Management's Discussion and Analysis Operations


FINANCIAL POSITION

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company reported an unrealized gain of $19.0 million on fixed maturity securities available for sale and equity securities as of March 31, 1997. This compares with an unrealized gain of $39.7 million at December 31, 1996. The decrease is due to the negative impact on the market value of the portfolio associated with rising interest rates during the first quarter. Due to the requirements of SFAS No. 115, shareholders equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of fixed maturity securities.

CAPITAL, FINANCING AND LIQUIDITY

The Company's net cash flow from operating activities was $13.5 million for the first quarter of 1997 compared to $12.8 million for the same period of 1996. The Company's net cash used in investing activities was $37.0 million, and cash flow provided from financing activities was $3.6 million. As a result of its activities, the Company had a $19.8 million decrease in cash compared to a decrease of $5.8 million in the same period in 1996.

At March 31, 1997, the Company's borrowings and notes payable amounted to $247.8 million, which was the same balance reported at December 31, 1996. As mentioned above, the proceeds from the sale of the Company's business rental properties, which is expected to occur during the second quarter, is expected to be used initially to repay debt.

The Company has periodically used various interest rate swaps and caps to help minimize the impact of a potential significant rise in short term interest rates. (See the Company's 1996 Annual Report to Shareholders for a description of the interest rate swaps and caps in place.) The Company has not used interest rate swaps or any other derivative financial instruments to manage its interest rate exposure on interest sensitive universal-life type products.

Other Company commitments are shown in Note 3 contained in the accompanying financial statements. Additional detail as to commitments and financing is contained in the Notes to the Consolidated Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 1996.

Further discussion of investments and valuation is contained in Notes 1 and 2 to the Consolidated Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 1996.

ACCOUNTING DEVELOPMENTS

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This Standard is effective for financial statements issued for periods ending after December 15, 1997, with no early application permitted. The adoption of this Standard is not expected to result in material differences from the earnings per share as calculated under APB 15. For additional information, see Note 2 to the Consolidated and Condensed Financial Statements within this report.

The Liberty Corporation and Subsidiaries                        March 31, 1997
Management's Discussion and Analysis of Operations


FORWARD LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained herein or in any other written or oral statements made by, or on behalf of the Company, are or may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the following: changes in general economic conditions, including the performance of financial markets and interest rates; competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; and adverse litigation results. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments, or otherwise.

                PART II, ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

         (a) A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

         (b) The filing of Form 8-K was not required during the first quarter of 1997.





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






THE LIBERTY CORPORATION                                    Date:  May 13, 1997
-----------------------
(Registrant)




/s/ H. Ray Eanes
----------------
H. Ray Eanes
Senior Vice President Finance & Treasurer




/s/ John P. Smith
-----------------
John P. Smith
Corporate Controller