Form 10-Q/A
period 1997-03-31
LIBERTY CORP
filed 1997-06-26
CIK 59229

                                  FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

(Mark One)

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997
                                                         --------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from __________ to _________

                         Commission File Number 1-5846

                            THE LIBERTY CORPORATION
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

                   Page 1 of 70 sequentially numbered pages.
                        The Exhibit Index is on Page 10.

                                 PART I, ITEM 1
                                 --------------
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
                   CONSOLIDATED AND CONDENSED BALANCE SHEETS
                   -----------------------------------------


                                                                        MARCH 31, 1997   December 31, 1996
(In 000's)                                                              --------------   -----------------
                                                                                  (Unaudited)
ASSETS

Investments:
  Fixed Maturity Securities available for sale, at market, cost of
     $1,507,199 at 3/31/97 and  $1,465,213 at 12/31/96                     $ 1,527,054    $ 1,517,539
  Equity Securities, primarily at market, cost of $50,203 at 3/31/97 and
    $61,431 at 12/31/96                                                         60,879         75,591
  Mortgage Loans                                                               239,170        230,910
  Investment Real Estate                                                       131,384        132,696
  Loans to Policyholders                                                        99,998         98,816
  Other Long-Term Investments                                                   22,967         22,470
  Short-Term Investments                                                           250            250
                                                                           -----------    -----------
     Total Investments                                                       2,081,702      2,078,272

Cash                                                                            16,939         36,774
Accrued Investment Income                                                       20,175         20,817
Receivables                                                                     63,211         64,074
Receivable from Reinsurers                                                     282,669        277,578
Deferred Acquisition Costs and Cost of Business Acquired                       337,258        332,946
Buildings and Equipment                                                         78,990         79,808
Intangibles Related to Television Operations                                    93,004         93,979
Goodwill Related to Insurance Acquisitions                                      35,191         35,608
Other Assets                                                                    42,387         40,909
                                                                           -----------    -----------
     Total Assets                                                          $ 3,051,526    $ 3,060,765
                                                                           ===========    ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities

 Policy Liabilities                                                        $ 1,928,593    $ 1,913,111
 Notes, Mortgages and Other Debt                                               147,791        147,861
 Long Term Debt                                                                100,000        100,000
 Accrued Income Taxes                                                           10,355          5,163
 Deferred Income Taxes                                                         151,442        163,139
 Accounts Payable and Accrued Expenses                                          91,727        101,209
 Other Liabilities                                                               3,561          3,822
                                                                           -----------    -----------
     Total Liabilities                                                       2,433,469      2,434,305
                                                                           -----------    -----------

Redeemable Preferred Stock
1994-A Series, $35.00 redemption value, shares issued and outstanding -
     668,207 in 1997 and 1996                                                   23,387         23,387
1994-B Series, $37.50 redemption value, shares issued and outstanding -
     590,469 in 1997 and 592,334 in 1996                                        22,143         22,212
                                                                           -----------    -----------
     Total Redeemable Preferred Stock                                           45,530         45,599
                                                                           -----------    -----------

Shareholders' Equity
 Common Stock                                                                  164,227        163,443
 Series 1995-A Convertible Preferred Stock, $35.00 redemption value,
     599,985 shares issued and outstanding                                      20,999         20,999
 Unearned Stock Compensation                                                    (6,547)        (7,168)
 Unrealized Investment Gains (Losses)                                           19,009         39,726
 Cumulative Foreign Currency Translation Adjustment                               (414)          (204)
 Retained Earnings                                                             375,253        364,065
                                                                           -----------    -----------
     Total Shareholders' Equity                                                572,527        580,861
                                                                           -----------    -----------
       Total Liabilities, Redeemable Preferred Stock and Shareholders'
         Equity                                                            $ 3,051,526    $ 3,060,765
                                                                           ===========    ===========
See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
                CONSOLIDATED AND CONDENSED STATEMENTS OF INCOME
                -----------------------------------------------

                                                          Three Months Ended
                                                                March 31,
                                                          ------------------
(In 000's, except per share data)                           1997       1996
                                                          --------  --------
                                                             (Unaudited)
REVENUES
 Insurance Premiums & Policy Charges                      $ 86,441   $ 77,526
 Broadcasting Revenues                                      30,021     28,880
 Net Investment Income                                      39,055     37,316
 Service Contract Revenue                                    1,725      1,791
 Realized Investment Gains (Losses)                          2,675      1,195
                                                          --------   --------
   Total Revenues                                          159,917    146,708
                                                          --------   --------

EXPENSES
 Policyholder Benefits                                      58,605     57,528
 Insurance commissions                                      19,056     15,254
 General Insurance Expenses                                 16,573     15,075
 Amortization of Deferred Acquisition Costs and Cost of
    Business Acquired                                       11,367     11,937
Broadcasting Expenses                                       21,934     21,752
Interest Expense                                             3,655      3,657
Other Expenses                                               4,605        845
                                                          --------   --------
   Total Expenses                                          135,795    126,048
                                                          --------   --------

Income Before Income Taxes                                  24,122     20,660
Provision for Income Taxes                                   8,255      6,605
                                                          --------   --------
  NET INCOME                                              $ 15,867   $ 14,055
                                                          ========   ========


EARNINGS PER SHARE:  (Exhibit 11)                         $    .72   $    .64
Dividends Per Common Share                                $   .185   $    .17

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
              CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
              ---------------------------------------------------

                                                                      Three Months Ended March 31,
                                                                      ---------------------------
(In 000's)                                                               1997          1996
                                                                      ---------------------------
                                                                             (Unaudited)
OPERATING ACTIVITIES
Net Income                                                           $  15,867    $  14,055
Adjustments to reconcile net income to net cash provided (used) in operating activities:
     Increase (decrease) in policy liabilities                           2,328         (623)
     Decrease in accounts payable and accrued liabilities               (8,640)        (297)
     (Increase) Decrease in receivables                                 (3,612)       3,905
     Amortization of policy acquisition costs and cost of business
        acquired                                                        11,367       11,938
     Policy acquisition costs deferred                                 (12,379)     (11,751)
     Realized investment (gains) losses                                 (2,675)      (1,195)
     Gain on sale of operating assets                                     (557)        (479)
     Depreciation and amortization                                       5,407        4,348
     Amortization of bond premium and discount                          (1,896)        (864)
     Provision for deferred income taxes                                   344          907
     All other operating activities, net                                 7,998       (7,105)
                                                                     ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               13,552       12,839

INVESTMENT ACTIVITIES
Investment securities sold                                              39,488       36,562
Investment securities matured or redeemed by issuer                     16,783       22,290
Cost of investment securities acquired                                 (82,792)     (81,752)
Mortgage loans made                                                    (12,331)      (9,612)
Mortgage loan repayments                                                 4,118        6,889
Purchase of investment real estate, buildings and equipment             (5,118)     (12,408)
Sale of investment real estate, buildings and equipment                  3,921        7,386
Purchase of short-term investments                                        --        (42,782)
Sales of short-term investments                                           --         42,532
All other investment activities, net                                    (1,056)       1,022
                                                                     ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                                  (36,987)     (29,873)

FINANCING ACTIVITIES
Proceeds from borrowings                                               764,000      655,500
Principal payments on debt                                            (764,069)    (649,889)
Dividends paid                                                          (4,679)      (4,386)
Stock issued for employee benefit and compensation programs                584          692
Return of policyholders' account balances                              (10,943)      (8,895)
Receipts credited to policyholders' account balances                    18,707       18,153
                                                                     ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                3,600       11,175

INCREASE (DECREASE) IN CASH                                            (19,835)      (5,859)
Cash at beginning of year                                               36,774       43,741
                                                                     ---------    ---------
CASH AT END OF PERIOD                                                $  16,939    $  37,882
                                                                     =========    =========

See Notes to Consolidated and Condensed Financial Statements

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
            --------------------------------------------------------
                                 March 31, 1997
                                  (Unaudited)

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

3.       COMMITMENTS AND CONTINGENCIES

         At March 31, 1997, the Company had made commitments as shown below:

         (In 000's)

           Investment real estate                               $    5,324
           Mortgage loans and bonds                                 35,764
           Other                                                    13,285
                                                                ----------
                                                                $   54,373
                                                                ==========

4.       RECLASSIFICATIONS

         Certain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or stockholders equity.

                                 PART I, ITEM 2
                                 --------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------
                                  (Unaudited)

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

                                              First Quarter
                                              -------------
                                          1997              1996
                                    ----------------------------------
Income Before Income Taxes              $24,122           $20,660
Income Taxes                              8,255             6,605
                                    -----------       -----------
Net Income                              $15,867           $14,055
                                    ===========       ===========

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

Investment real estate at March 31, 1997, of $131.4 million comprised 6% of the consolidated investment portfolio, the same percentage as at December 31, 1996. Three key property types make up the bulk of the Company's real estate investment assets: residential land development, business parks, and business property rentals. The majority of the Company's investment real estate is located in South Carolina, Florida, Georgia, and North Carolina. On March 7, 1997, the Company announced that it had signed a contract to contribute substantially all of its business rental property to a real estate investment trust in exchange for shares of the trust and cash. Additionally, the real estate investment trust agreed to acquire most of Liberty's business park land development projects over a 10 year period. The transaction is expected to close around May 15, 1997. Cash received from the transaction is expected to be used initially to repay debt.

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



                               INDEX TO EXHIBITS
                               -----------------



EXHIBIT 3.1    Articles of Incorporation, as Amended through May 6, 1997

EXHIBIT 10 The Liberty Corporation Performance Incentive Compensation Program, as amended and restated on February 4, 1997, was filed as Exhibit B to Liberty's Proxy Statement dated March 27, 1997, for its Annual Meeting of Shareholders, which was approved by the Shareholders on May 6, 1997, and is incorporated herein by reference.

EXHIBIT 11     Consolidated Earnings Per Share Computation

EXHIBIT 27     Financial Data Schedule (Electronic Filing Only) *

     *  Previously Filed

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LIBERTY CORPORATION                               Date:  June 26,  1997
-----------------------
(Registrant)





/s/ H. Ray Eanes
----------------
H. Ray Eanes
Senior Vice President Finance & Treasurer





/s/ Ken Jones
-------------
Ken Jones
Corporate Controller