Form 10-Q
period 1997-06-30
LIBERTY CORP
filed 1997-08-14
CIK 59229

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

(Mark One)


[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1997
                                     -------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from               to
                                     -------------    ---------------

                         Commission File Number 1-5846
                                               -------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes     X        No
                                                 --------        --------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.


                                    Number of shares Outstanding
        Title of each class             as of June 30, 1997
        -------------------         ----------------------------

        Common Stock                      20,207,580


                   Page 1 of 12 sequentially numbered pages.
                        The Exhibit Index is on Page 10.

                                 PART I, ITEM 1
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED AND CONDENSED BALANCE SHEETS




(In 000's)                                                          JUNE 30, 1997         December 31, 1996
                                                                    -------------         -----------------
ASSETS                                                                          (Unaudited)

Investments:
 Fixed Maturity Securities available for sale, at
  market, cost of $1,536,596 at 6/30/97 and  $1,465,213
  at 12/31/96                                                        $1,590,361              $1,517,539
 Equity Securities, at market, cost of $68,390 at
  6/30/97 and $61,431 at 12/31/96                                        81,043                  75,591
 Mortgage Loans                                                         238,362                 230,910
 Investment Real Estate                                                  59,436                 132,696
 Loans to Policyholders                                                  99,816                  98,816
 Other Long-Term Investments                                             23,081                  22,470
 Short-Term Investments                                                     250                     250
                                                                     ----------              ----------
  Total Investments                                                   2,092,349               2,078,272

Cash                                                                     25,064                  36,774
Accrued Investment Income                                                21,295                  20,817
Receivables                                                              64,149                  64,074
Receivable from Reinsurers                                              280,208                 277,578
Deferred Acquisition Costs and Cost of Business Acquired                337,114                 332,946
Buildings and Equipment                                                  78,088                  79,808
Intangibles Related to Television Operations                             92,030                  93,979
Goodwill Related to Insurance Acquisitions                               34,788                  35,608
Other Assets                                                             44,182                  40,909
                                                                     ----------              ----------
  Total Assets                                                       $3,069,267              $3,060,765
                                                                     ==========              ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

LIABILITIES
 Policy Liabilities                                                  $1,937,231              $1,913,111
 Notes, Mortgages and Other Debt                                        115,396                 147,861
 Long Term Debt                                                          95,000                 100,000
 Accrued Income Taxes                                                     1,391                   5,163
 Deferred Income Taxes                                                  163,147                 163,139
 Accounts Payable and Accrued Expenses                                   97,831                 101,209
 Other Liabilities                                                        3,770                   3,822
                                                                     ----------              ----------
   Total Liabilities                                                  2,413,766               2,434,305
                                                                     ----------              ----------
Redeemable Preferred Stock
1994-A Series, $35.00 redemption value, shares issued
  and outstanding - 668,207 in 1997 and 1996                             23,387                  23,387
1994-B Series, $37.50 redemption value, shares issued
  and outstanding - 581,190 in 1997 and 592,334 in 1996                  21,795                  22,212
                                                                     ----------              ----------
  Total Redeemable Preferred Stock                                       45,182                  45,599
                                                                     ----------              ----------
Shareholders' Equity
 Common Stock                                                           163,303                 163,443
 Series 1995-A Convertible Preferred Stock, $35.00
  redemption value, 599,985 shares issued and outstanding                20,999                  20,999
 Unearned Stock Compensation                                             (4,541)                 (7,168)
 Unrealized Investment Gains (Losses)                                    39,337                  39,726
 Cumulative Foreign Currency Translation Adjustment                         527                    (204)
 Retained Earnings                                                      390,694                 364,065
                                                                     ----------              ----------
  Total Shareholders' Equity                                            610,319                 580,861
                                                                     ----------              ----------
    Total Liabilities, Redeemable Preferred Stock and
      Shareholders' Equity                                           $3,069,267              $3,060,765
                                                                     ==========              ==========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED AND CONDENSED STATEMENTS OF INCOME



                                              Three Months ended             Six Months ended
                                                   June 30,                      June 30,
                                             --------------------        ------------------------
(In 000's, except per share data)              1997       1996            1997             1996
                                             ---------  ---------        ------          --------
                                                               (Unaudited)
REVENUES
Insurance Premiums & Policy Charges           $ 88,921  $ 78,480       $175,362          $156,006
Broadcasting Revenues                           37,215    34,786         67,236            63,666
Net Investment Income                           39,277    38,263         78,332            75,579
Service Contract Revenue                         1,705     1,829          3,430             3,620
Realized Investment Gains (Losses)               3,336    (1,006)         6,011               189
                                              --------  --------       --------          --------
  Total Revenues                               170,454   152,352        330,371           299,060
                                              --------  --------       --------          --------
EXPENSES
Policyholder Benefits                           58,051    52,990        116,656           110,518
Insurance Commissions                           20,176    15,976         39,232            31,230
General Insurance Expenses                      17,215    16,776         33,788            31,851
Amortization of Deferred Acquisition Costs      10,571    10,356         21,938            22,293
Broadcasting Expenses                           24,233    23,479         46,167            45,231
Interest Expense                                 3,315     3,802          6,970             7,459
Other Expenses                                   5,043     4,508          9,648             5,353
                                              --------  --------       --------          --------
  Total Expenses                               138,604   127,887        274,399           253,935
                                              --------  --------       --------          --------
Income Before Income Taxes                      31,850    24,465         55,972            45,125
Provision for Income Taxes                      11,452     8,165         19,707            14,770
                                              --------  --------       --------          --------
  NET INCOME                                  $ 20,398  $ 16,300       $ 36,265          $ 30,355
                                              ========  ========       ========          ========

EARNINGS PER SHARE:  (Exhibit 11)             $    .94  $    .75       $   1.66          $   1.39
Dividends Per Common Share                    $    .20  $   .185       $   .385          $   .355

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS



                                                                   Six Months Ended June 30,
                                                                  ----------------------------
(In 000's)                                                            1997           1996
                                                                  -------------  -------------
                                                                          (Unaudited)
OPERATING ACTIVITIES
Net Income                                                          $   36,265     $   30,355
Adjustments to reconcile net income to net cash provided (used)
in operating activities:
   Increase in policy liabilities                                        4,627             44
   (Decrease) increase in accounts payable and accrued liabilities      (5,450)         2,525
   (Increase) decrease in receivables                                   (3,201)            81
   Amortization of policy acquisition costs                             21,938         22,293
   Policy acquisition costs deferred                                   (26,374)       (25,123)
   Realized investment (gains) losses                                   (6,011)          (189)
   Gain on sale of operating assets                                       (984)        (1,257)
   Depreciation and amortization                                         9,800         10,913
   Amortization of bond premium and discount                            (3,139)        (1,262)
   Provision for deferred income taxes                                     106           (168)
   All other operating activities, net                                  (5,450)       (15,695)
                                                                    ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               22,127         22,517

INVESTMENT ACTIVITIES
Investment securities sold                                              85,637         86,260
Investment securities matured or redeemed by issuer                     50,892         41,479
Cost of investment securities acquired - available for sale           (164,577)      (164,560)
Mortgage loans made                                                    (23,513)       (24,069)
Mortgage loan repayments                                                15,934         13,574
Purchase of investment real estate, buildings and equipment            (11,633)       (27,265)
Sale of investment real estate, buildings and equipment                 44,902         14,722
Purchase of short-term investments                                         ---        (52,559)
Sales of short-term investments                                            ---         52,309
All other investment activities, net                                    (1,680)         2,942
                                                                    ----------     ----------
NET CASH (USED IN) INVESTING ACTIVITIES                                 (4,038)       (57,167)

FINANCING ACTIVITIES
Proceeds from borrowings                                             1,444,000      1,384,500
Principal payments on debt                                          (1,481,465)    (1,372,495)
Dividends paid                                                          (9,636)        (9,045)
Stock issued for employee benefit and compensation programs                812            344
Return of policyholders' account balances                              (20,851)       (18,650)
Receipts credited to policyholders' account balances                    37,341         36,729
                                                                    ----------     ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (29,799)        21,383

INCREASE (DECREASE) IN CASH                                            (11,710)       (13,267)
Cash at beginning of year                                               36,774         43,741
                                                                    ----------     ----------
CASH AT END OF PERIOD                                               $   25,064     $   30,474
                                                                    ==========     ==========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

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


3.   COMMITMENTS AND CONTINGENCIES

     At June 30, 1997, the Company had made commitments as shown below:

        (In 000's)


   Investment real estate                        $ 2,356
   Mortgage loans and bonds                       48,055
   Other                                          12,885
                                                 -------
                                                 $63,296
                                                 =======



4.   RECLASSIFICATIONS

     Certain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or shareholders' equity.

                                 PART I, ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Unaudited)

OPERATIONS

Consolidated second quarter net income of $20.4 million increased 25% over 1996's second quarter (see table below). Operating earnings (which exclude net realized investment gains and losses) increased $1.6 million (10%) over the second quarter of 1996. Net income reflects realized investment gains (after-tax) of $1.9 million in the second quarter of 1997, compared with losses of $0.6 million during the same period last year.

Year-to-date net income of $36.3 million increased 19% over the comparable 1996 period. Operating earnings increased $2.6 million (9%) over the same period of 1996. Net income includes realized investment gains (after tax) of $3.6 million and $0.3 million for the first six months of 1997 and 1996, respectively.

During the quarter Liberty implemented plans to reduce its direct investments in real estate. On May 14, 1997, Liberty completed the sale of its business rental property and the majority of its business park land development projects to a real estate investment trust (REIT). Liberty received cash, a note receivable, and partnership units of the REIT in exchange for the properties. Cash proceeds of approximately $35 million were used to repay debt. Concurrent with the decision to sell its business rental property and business park land development Liberty also de-emphasized its residential real estate operations. Future investments in residential real estate are expected to be limited to the amount necessary to complete on-going residential projects and the existing portfolio will be reduced as projects currently under development are sold.
For financial reporting purposes all residential properties have been classified as held for disposal and are reported at the lower of cost or the fair market value less cost to sell. Included in realized gains for the quarter is a gain of approximately $2.5 million related to real estate.



                             Second Quarter            Year-to-date
                            ----------------        ------------------
                             1997     1996           1997       1996
                            -------  -------        -------    -------
Income Before Income Taxes  $31,850  $24,465         $55,972   $45,125
Income Taxes                 11,452    8,165          19,707    14,770
                            ----------------         -----------------
Net Income                  $20,398  $16,300         $36,265   $30,355
                            ================         =================

Excluding realized gains and losses, the Company's insurance operations generated an increase in operating earnings of $0.9 million over the comparable prior year quarter, broadcasting reported an increase of $1.1 million, and the Parent Company had a $0.4 million higher loss than in the prior year.

The $0.9 million operating earnings increase for insurance operations was due to a $0.6 million improvement in Liberty Life, a $0.5 million improvement in FamilySide preneed, and a decrease in operating earnings of $.02 million for Liberty Insurance Services, the Company's third party administration arm. The increase in Liberty Life was a result of strong year-over-year earnings growth in the Mortgage Protection division which continues to be driven by the success of an accidental death product. This more than offset a reduction in Agency (home service) earnings compared to the prior year which resulted from an increase in benefits expense. The increase in FamilySide for the quarter was driven by improved investment income and a positive comparison of commissions expense which included non-recurring expenses in the second quarter of 1996.

The increase in operating earnings reported by the broadcasting operations was attributable to revenue growth of approximately $2.4 million, with the majority of the increase coming from the national and local categories. The

The Liberty Corporation and Subsidiaries
Management's Discussion and Analysis of Operations                June 30, 1997



improvement of these categories more than offset the expected decline in political revenues compared to the prior year quarter.

The parent company reported a $0.4 million higher loss as higher operating expenses offset a reduction in interest expense resulting from the paydown of bank debt with proceeds from the sale of the commercial real estate previously mentioned.

Consolidated revenues increased $18.1 million over the prior year quarter. Excluding realized gains and losses, revenues increased $13.8 million over the second quarter of 1996. Insurance premiums and policy charges increased $11.4 million (13%) over the prior year on the strength of premium growth in the Mortgage Protection division. FamilySide also reported an increase over the prior year. The year-to-date increase in premiums and policy charges also is primarily due to the Mortgage Protection division. Cosmos contributed $2.4 million of the revenue increase for the quarter. The increase in broadcasting revenues for the quarter was driven by a local revenue increase of $1.6 million, and a $1.5 million increase in national revenues. Year to date, national and local revenues increased by $2.2 million and $2.4 million, respectively.

Benefits expense increased over the second quarter of 1996 by approximately $5.1 million. This increase was primarily incurred in the Agency division.

The $4.2 million (26%) increase in insurance commissions for the quarter is related to the growth of the Company's accidental death product group sold through the Mortgage Protection division. A substantial amount of this line of business is marketed through a third party marketing organization. All payments to this third party, which include commissions and certain payments for certain general and administrative functions, are reported as commissions expense. The year-to-date variance of $8.0 million is also due to the reporting of the payments to this third party marketing organization.

Interest expense decreased from the prior year second quarter by $0.5 million as a result of the paydown of debt using the proceeds from the sale of the company's commercial real estate.

The year to date increase in other expenses is due to lower 1996 expenses resulting from the release of an accrual in 1996 related to a change in how vacation benefits are earned.


INVESTMENTS

As of June 30, 1997, Liberty's consolidated investment portfolio was carried at $2.1 billion. Approximately 76% of consolidated invested assets were in fixed maturity securities (bonds and redeemable preferred stocks), 11% were in mortgage loans, 5% in policy loans, with the balance consisting of equity securities (4%), real estate (3%), and other long term investments (1%).

The overall average credit rating of fixed maturity securities as of June 30, 1997 was AA-. Less than investment grade securities comprised 2.5% of the fixed maturity portfolio at June 30, 1997.

Approximately 42% of the Company's $1.6 billion bond portfolio at June 30, 1997, was comprised of mortgage-backed securities compared to 45% at December 31, 1996. Certain mortgage-backed securities are subject to significant prepayment or extension risk due to changes in interest rates. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at interest rates comparable to the rates on the prepaid mortgages. In a rising interest rate environment refinancings are significantly curtailed and the payments to the holders of the securities decline, limiting the ability of the holder to reinvest at the higher interest rates. Mortgage-backed pass-through securities and sequential collateralized mortgage obligations ("CMO's"), which

The Liberty Corporation and Subsidiaries
Management's Discussion and Analysis of Operations                 June 30, 1997



comprised 18% of the book value of the Company's mortgage-backed securities at June 30, 1997, and 17% at December 31, 1996, are sensitive to prepayment or extension risk. The remaining 82% and 83% of the Company's mortgage-backed investment portfolio at June 30, 1997 and December 31, 1996, respectively, consisted of planned amortization class ("PAC") instruments compared to approximately 80% at December 31, 1995. These investments are designed to amortize in a more predictable manner by shifting the primary prepayment and extension risk of the underlying collateral to investors in other tranches of the CMO.

Mortgage loans of $238.4 million comprised 11% of the consolidated investment portfolio at June 30, 1997. Substantially all of these mortgage loans are commercial mortgages with a loan to value ratio not exceeding 75% when made. These loans are concentrated in the southeast primarily in the states of North Carolina, South Carolina, Georgia, Florida, Virginia, Louisiana and Tennessee.

Investment real estate at June 30, 1997, of $59.4 million comprised 3% of the consolidated investment portfolio, compared with $132.7 million (6%) at December 31, 1996. As previously mentioned, the decline is associated with the sale of the Company's commercial real estate during the second quarter of 1997. The balance of Liberty's investment real estate assets consists primarily of residential land development properties. The majority of the Company's remaining investment real estate is located in South Carolina and Georgia.

FINANCIAL POSITION

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company reported an unrealized gain of $39.3 million on fixed maturity securities available for sale and equity securities as of June 30, 1997. This compares with an unrealized gain of $39.7 million at December 31, 1996. Due to the requirements of SFAS No. 115, shareholders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of fixed maturity securities.

CAPITAL, FINANCING AND LIQUIDITY

The Company's net cash flow from operating activities was $22.1 million for the first six months of 1997 compared to $22.5 million for the same period of 1996. The Company's net cash used in investing activities was $4.0 million, and cash flow used in financing activities was $29.8 million. As previously mentioned, in consideration of the property contributed to the REIT, Liberty received cash, a note receivable, and partnership units in the REIT. For financial reporting, notes receivable of approximately $17.3 million and partnership units of the REIT of approximately $23.5 million are non-cash items for purposes of the Statement of Cash Flows. The majority of the cash used in financing activities was to repay debt following the sale of the commercial real estate. As a result of its activities, the Company had an $11.7 million decrease in cash compared to a decrease of $13.3 million in the same period in 1996.

At June 30, 1997, the Company's borrowings and notes payable amounted to $210.4 million, a decrease from the $247.8 million outstanding at December 31, 1996.

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

The Liberty Corporation and Subsidiaries
Management's Discussion and Analysis of Operations                 June 30, 1997




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

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This standard is effective for financial statements issued for periods beginning after December 15, 1997. This Standard will require companies to report and display comprehensive income and its components as part of the general financial statements. The most significant items which will effect Liberty's comprehensive income are the change in unrealized security gains and losses and the change in the foreign currency translation adjustment, both items which historically have been reported only as a component of shareholders' equity. This Standard requires reclassification of financial statements for earlier periods provided for comparative purposes. The Company plans to adopt this Standard January 1, 1998.

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard is effective for financial statements issued for periods beginning after December 15, 1997. This Statement establishes standards which will require additional disclosures about a company's operating segments in annual financial statements, and beginning in the second year of application, will require companies to report selected information about operating segments in interim financial statements. The Company plans to adopt this Standard January 1, 1998.


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

     PART II, ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders of the registrant was held May 6, 1997.

(b) The following four individuals were elected as directors to serve for three-year terms: W. Hayne Hipp, Buck Mickel, J. Thurston Roach, William B. Timmerman. Listed below are directors who continued their term of office after the meeting: Rufus C. Barkley, Jr., Edward E. Crutchfield, John R. Farmer, W. W. Johnson, William O. McCoy, John H. Mullin, III, Benjamin F. Payton and Eugene E. Stone IV.

(c)  Matters voted upon at the annual meeting are as follows:


                                                            WITHHELD/    BROKER
                                       FOR       AGAINST   ABSTENTIONS  NONVOTES
                                    --------------------------------------------
To elect as directors:
W. Hayne Hipp                       19,824,691        ---        7,034       ---
Buck Mickel                         19,822,435        ---        9,260       ---
J. Thurston Roach                   19,824,687        ---        7,038       ---
William B. Timmerman                19,680,838        ---      150,887       ---

To elect as independent auditors:
Ernst & Young LLP                   19,769,583      5,766       56,376       ---

To amend the Company's restated
Articles of Incorporation
regarding director liabilities      19,418,857    254,389      158,479       ---

To approve the material
amendments to, and eligible
Participants under, the
Performance Incentive
Compensation Plan                   16,907,455  1,834,089       91,644   998,537

(d) There were no settlements between the registrant and any other participants.


PART II, ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

     (a) A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

     (b) The filing of Form 8-K was not required during the second quarter of 1997.



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






THE LIBERTY CORPORATION                               Date:  August 14, 1997
-----------------------
(Registrant)




/s/ Kenneth W. Jones
-----------------------
Kenneth W. Jones
Corporate Controller




/s/ Martha G. Williams
-----------------------
Martha G. Williams
Vice President, General Counsel and Secretary