Form 10-Q
period 1997-09-30
LIBERTY CORP
filed 1997-11-10
CIK 59229

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1997

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

       Registrant's telephone number, including area code:  864/609-8256
                                                            ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X      No
                                                ----        ----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                                    Number of shares Outstanding
      Title of each class                             as of September 30, 1997
      -------------------                           ----------------------------
      Common Stock                                            20,504,046



                   Page 1 of 13 sequentially numbered pages.
                        The Exhibit Index is on Page 11.

                                 PART I, ITEM 1
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED AND CONDENSED BALANCE SHEETS




 (In 000's)

                                                                             September 30,          December 31,
                                                                                 1997                   1996
                                                                             -------------          ------------
                                                                                       (Unaudited)
ASSETS
Investments:
   Fixed Maturity Securities available for sale, at market, cost
     of $1,570,443 at 9/30/97 and $1,465,213 at 12/31/96                     $   1,637,923          $   1,517,539
   Equity Securities, at market, cost of $57,199 at 9/30/97 and
     $61,431 at 12/31/96                                                            75,563                 75,591
   Mortgage Loans                                                                  237,464                230,910
   Investment Real Estate                                                           54,208                132,696
   Loans to Policyholders                                                          100,590                 98,816
   Other Long-Term Investments                                                      22,738                 22,470
   Short-Term Investments                                                              250                    250
                                                                             -------------          -------------
      Total Investments                                                          2,128,736              2,078,272

 Cash                                                                               36,852                 36,774
 Accrued Investment Income                                                          21,527                 20,817
 Receivables                                                                        62,867                 64,074
 Receivable from Reinsurers                                                        280,113                277,578
 Deferred Acquisition Costs and Cost of Business Acquired                          337,950                332,946
 Buildings and Equipment                                                            74,742                 79,808
 Intangibles Related to Television Operations                                       91,055                 93,979
 Goodwill Related to Insurance Acquisitions                                         34,381                 35,608
 Other Assets                                                                       49,576                 40,909
                                                                             -------------          -------------
      Total Assets                                                           $   3,117,799          $   3,060,765
                                                                             =============          =============
 LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

 Liabilities
  Policy Liabilities                                                         $   1,949,813          $   1,913,111
  Notes, Mortgages and Other Debt                                                  199,914                147,861
  Long Term Debt                                                                       ---                100,000
  Accrued Income Taxes                                                               2,671                  5,163
  Deferred Income Taxes                                                            171,557                163,139
  Accounts Payable and Accrued Expenses                                            103,030                101,209
  Other Liabilities                                                                  3,834                  3,822
                                                                             -------------          -------------
      Total Liabilities                                                          2,430,819              2,434,305
                                                                             -------------          -------------
 Redeemable Preferred Stock
 1994-A Series, $35.00 redemption value, shares issued and outstanding -
      668,207 in 1997 and 1996                                                      23,387                 23,387
 1994-B Series, $37.50 redemption value, shares issued and outstanding -
      568,022 in 1997 and 592,334 in 1996                                           21,301                 22,212
                                                                             -------------           ------------
      Total Redeemable Preferred Stock                                              44,688                 45,599
                                                                             -------------           ------------
 Shareholders' Equity
  Common Stock                                                                     175,221                163,443
  Series 1995-A Convertible Preferred Stock, $35.00 redemption value,
      599,985 shares issued and outstanding                                         20,999                 20,999
  Unearned Stock Compensation                                                      (11,921)                (7,168)
  Unrealized Investment Gains                                                       51,220                 39,726
  Cumulative Foreign Currency Translation Adjustment                                   826                   (204)
  Retained Earnings                                                                405,947                364,065
                                                                             -------------           ------------
      Total Shareholders' Equity                                                   642,292                580,861
                                                                             -------------           ------------
        Total Liabilities, Redeemable Preferred Stock and Shareholders'
           Equity                                                            $   3,117,799           $  3,060,765
                                                                             =============           ============

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS


                                                         Three Months ended           Nine Months ended
                                                           September 30,                 September 30,
                                                   --------------------------         -------------------
(In 000's, except per share data)                      1997           1996             1997       1996
                                                   -----------   ------------         --------  ---------
                                                                          (Unaudited)
REVENUES
 Insurance Premiums & Policy Charges              $     88,445   $     82,215     $    263,807  $ 238,221
 Broadcasting Revenues                                  33,517         34,706          100,753     98,372
 Net Investment Income                                  40,122         38,949          118,454    114,528
 Service Contract Revenue                                1,872          1,971            5,302      5,591
 Realized Investment Gains (Losses)                      2,728         (1,372)           8,739    (1,183)
                                                  ------------   ------------     ------------  ---------
   Total Revenues                                      166,684        156,469          497,055    455,529
                                                  ------------   ------------     ------------  ---------
EXPENSES
 Policyholder Benefits                                  55,637         52,820          172,293    163,338
 Insurance Commissions                                  20,030         17,702           59,262     48,932
 General Insurance Expenses                             16,796         25,779           50,584     57,630
 Amortization of Deferred Acquisition Costs             11,167         39,656           33,105     61,949
 Broadcasting Expenses                                  24,115         24,034           70,282     69,265
 Interest Expense                                        3,123          3,962           10,093     11,421
 Other Expenses                                          4,822          8,747           14,470     14,100
                                                  ------------   ------------     ------------  ---------
   Total Expenses                                      135,690        172,700          410,089    426,635
                                                  ------------   ------------     ------------  ---------

Income (Loss) Before Income Taxes                       30,994        (16,231)          86,966      28,894
Income Tax Provision (Benefit)                          10,765         (5,411)          30,472       9,359
  NET INCOME (LOSS)                               $     20,229   $    (10,820)     $    56,494   $  19,535
                                                  ============   ============      ============  =========


EARNINGS (LOSS) PER SHARE:  (Exhibit 11)          $    0.92      $      (0.55)     $      2.58   $    0.84
Dividends Per Common Share                        $     .20      $       .185      $      .585   $     .54


See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS


                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
(In 000's)                                                                  1997                 1996
                                                                         -------------------------------
                                                                                   (Unaudited)
OPERATING ACTIVITIES
Net Income                                                               $    56,494         $    19,535
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Increase in policy liabilities                                                 7,186                (195)
  (Decrease) increase in accounts payable and accrued liabilities               (285)             25,496
  (Increase) decrease in receivables                                          (2,055)              9,472
  Amortization of policy acquisition costs                                    33,105              61,949
  Policy acquisition costs deferred                                          (39,549)            (38,204)
  Realized investment (gains) losses                                          (8,739)              1,183
  Gain on sale of operating assets                                            (1,604)             (1,780)
  Depreciation and amortization                                               15,389              16,962
  Amortization of bond premium and discount                                   (5,354)             (3,166)
  Provision for deferred income taxes                                          3,205             (15,338)
  All other operating activities, net                                         (9,456)            (20,856)
                                                                         -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     48,337              55,058

INVESTMENT ACTIVITIES
Investment securities sold                                                   108,522             121,703
Investment securities matured or redeemed by issuer                           77,770              55,619
Cost of investment securities acquired - available for sale                 (229,800)           (229,809)
Mortgage loans made                                                          (34,112)            (31,173)
Mortgage loan repayments                                                      27,290              16,875
Purchase of investment real estate, buildings and equipment                  (17,795)            (33,766)
Sale of investment real estate, buildings and equipment                       54,959              21,663
Purchase of short-term investments                                               ---             (64,406)
Sales of short-term investments                                                  ---              64,156
All other investment activities, net                                            (767)             (2,311)
                                                                         -----------         -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                      (13,933)            (81,449)

FINANCING ACTIVITIES
Proceeds from borrowings                                                   2,001,000           2,237,703
Principal payments on debt                                                (2,048,947)         (2,234,404)
Dividends paid                                                               (14,613)            (13,704)
Stock issued for employee benefit and compensation programs                    3,446               1,062
Return of policyholders' account balances                                    (28,756)            (26,633)
Receipts credited to policyholders' account balances                          53,544              54,605
                                                                         -----------         -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (34,326)             18,629

INCREASE (DECREASE) IN CASH                                                       78              (7,762)
Cash at beginning of year                                                     36,774              43,741
                                                                         -----------         -----------
CASH AT END OF PERIOD                                                    $    36,852         $    35,979
                                                                         ===========         ===========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

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


3.      SEGMENT REPORTING

        In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This Standard is effective for financial statements issued for periods beginning after December 15, 1997. SFAS 131 requires that a public company report financial and descriptive information on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. The adoption of this Standard will have no impact on the Company's consolidated results of operations, financial position or cash flows, and is expected to have very little impact on the Company's financial statement disclosures.


4.      COMMITMENTS AND CONTINGENCIES

        At September 30, 1997, the Company had made commitments as shown below:

         (In 000's)
          Investment real estate                        $1,238
          Mortgage loans and bonds                      44,300
          Other                                          8,806
                                                         -----
                                                       $54,344
                                                       =======

5.       RECLASSIFICATIONS

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

                                 PART I, ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Unaudited)

OPERATIONS

Consolidated third quarter net income totaled $20.2 million, compared with a net loss of $10.8 million for the third quarter of 1996 (see table below). The third quarter of 1996 included a non-recurring after-tax charge of $26.9 million related principally to the write-off of deferred acquisition costs determined to no longer be recoverable following an extensive study of the Company's insurance product lines. In the accompanying financial statements, the effects of the special charges are reported in general insurance expenses and amortization of deferred acquisition costs on the income statement, and deferred acquisition costs and other assets on the balance sheet. Excluding the special charges, the Company would have reported net income of $16.1 million for the third quarter of 1996. Operating earnings (which exclude net realized investment gains and losses and the special charge in 1996) increased $1.5 million (9%) over the third quarter of 1996. Net income reflects realized investment gains (after-tax) of $1.7 million in the third quarter of 1997, compared with losses of $0.9 million during the same period last year.

Year-to-date net income of $56.5 million increased $37.0 million over the comparable 1996 period. Operating earnings increased $4.1 million (9%) over the same period of 1996. Net income includes realized investment gains (after-tax) of $5.3 million for the first nine months of 1997, compared with losses of $0.6 million for the first nine months of 1996.


                                                            Third Quarter                    Year-to-date
                                                            --------------                   ------------
                                                         1997           1996               1997            1996
                                                    ----------------------------         -------------------------
Income Before Income Taxes and Special Charges     $    30,994       $   24,412          $ 86,966       $   69,537
Income Taxes                                            10,765            8,288            30,472           23,058
                                                   -----------------------------          ------------------------
Income Before Special Charges                           20,229           16,124            56,494           46,479
Special Charges                                            ---          (40,643)              ---         (40,643)
Income Tax Benefit from Special Charges                    ---          (13,699)              ---         (13,699)
                                                   -----------------------------         -------------------------
Net Income                                         $    20,229       $  (10,820)         $ 56,494       $   19,535
                                                   =============================         =========================


Excluding realized gains and losses, the Company's insurance operations generated an increase in operating earnings of $2.8 million over the comparable prior year quarter, broadcasting reported a decrease of $0.7 million, and the Parent Company had a $0.6 million higher loss than in the prior year.

The $2.8 million operating earnings increase for insurance operations was due to a $2.7 million improvement in Liberty Life, combined with a $0.1 million improvement in the FamilySide preneed operations. The increase in Liberty Life was a result of strong year-over-year earnings growth in both the Agency (home service) division and the Mortgage Protection division. The improvement in Agency was driven by higher net investment income compared with the prior year, along with lower deferred acquisition cost amortization. Mortgage Protection reported an increase of $1.5 million over the prior year as that division continues to be driven by the success of an accidental death product. The nominal increase in FamilySide's reported earnings compared with the prior year was a result of improvements in investment income and deferred acquisition cost amortization offsetting negative mortality experience compared to the prior year.

The broadcasting operations reported a 14% decrease in operating earnings compared with the comparable prior year quarter. This was anticipated as the third quarter of 1996 included substantial Olympic and political revenues which would not repeat this year.

The parent company reported a $0.6 million higher loss as higher operating expenses offset a reduction in interest expense resulting from the paydown of bank debt in the second quarter of 1997 with proceeds from the sale of the commercial real estate.

The Liberty Corporation and Subsidiaries
Management's Discussion and Analysis of Operations            September 30, 1997




Consolidated revenues increased $10.2 million over the prior year quarter. Excluding realized gains and losses, revenues increased $6.3 million over the third quarter of 1996. Insurance premiums and policy charges increased $6.2 million (8%) over the prior year on the strength of premium growth in the Mortgage Protection division. The 11% year-to-date increase in premiums and policy charges also is primarily due to the Mortgage Protection division.

The $2.3 million (13%) increase in insurance commissions for the quarter is related to the growth of the Company's accidental death product group sold through the Mortgage Protection division. A substantial amount of this line of business is marketed through a third party marketing organization. All payments to this third party, which include commissions and certain payments for certain general and administrative functions, are reported as commissions expense. The year-to-date variance of $10.3 million is also due to the reporting of the payments to this third party marketing organization.

As previously mentioned, the decrease in general insurance expenses, deferred acquisition cost amortization and other expenses was due to the impact of the special charges during the third quarter of 1996.

Interest expense decreased from the prior year third quarter by $0.8 million as a result of the paydown of debt using the cash proceeds from the sale of the company's commercial real estate. Additionally, during the third quarter of 1997 the Company repaid its term loan using funds from the Company's revolving credit facility. This resulted in interest savings for the quarter as current floating rates are lower than the rate the Company was paying on the term loan.


INVESTMENTS

As of September 30, 1997, Liberty's consolidated investment portfolio was carried at $2.1 billion. Approximately 77% of consolidated invested assets were in fixed maturity securities (bonds and redeemable preferred stocks), 11% were in mortgage loans, 5% in policy loans, with the balance consisting of equity securities (4%), real estate (2%), and other long term investments (1%).

The overall average credit rating of fixed maturity securities as of September 30, 1997 was AA-. Less than investment grade securities comprised 2.2% of the fixed maturity portfolio at September 30, 1997.

Approximately 40% of the Company's $1.6 billion bond portfolio at September 30, 1997, was comprised of mortgage-backed securities compared to 45% at December 31, 1996. Certain mortgage-backed securities are subject to significant prepayment or extension risk due to changes in interest rates. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at interest rates comparable to the rates on the prepaid mortgages. In a rising interest rate environment refinancings are significantly curtailed and the payments to the holders of the securities decline, limiting the ability of the holder to reinvest at the higher interest rates. Mortgage-backed pass-through securities and sequential collateralized mortgage obligations ("CMO's"), which comprised 19% of the book value of the Company's mortgage-backed securities at September 30, 1997, and 17% at December 31, 1996, are sensitive to prepayment or extension risk. The remaining 81% and 83% of the Company's mortgage-backed investment portfolio at September 30, 1997 and December 31, 1996, respectively, consisted of planned amortization class ("PAC") instruments. These investments are designed to amortize in a more predictable manner by shifting the primary prepayment and extension risk of the underlying collateral to investors in other tranches of the CMO.

Mortgage loans of $237.5 million comprised 11% of the consolidated investment portfolio at September 30, 1997. Substantially all of these mortgage loans are commercial mortgages with a loan to value ratio not exceeding 75% when made. These loans are concentrated in the southeast primarily in the states of North Carolina, South Carolina, Georgia, Florida, Virginia, Louisiana and Tennessee.

The Liberty Corporation and Subsidiaries
Management s Discussion and Analysis of Operations            September 30, 1997




Investment real estate at September 30, 1997, of $54.2 million comprised 2% of the consolidated investment portfolio, compared with $132.7 million (6%) at December 31, 1996. The decline is associated with the sale of the Company's commercial real estate to a real estate investment trust during the second quarter of 1997. The balance of Liberty's investment real estate assets consists primarily of residential land development properties. The majority of the Company's remaining investment real estate is located in South Carolina and Georgia.

FINANCIAL POSITION

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company reported an unrealized gain of $51.2 million on fixed maturity securities available for sale and equity securities as of September 30, 1997. This compares with an unrealized gain of $39.7 million at December 31, 1996. Due to the requirements of SFAS No. 115, shareholders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of fixed maturity securities.

CAPITAL, FINANCING AND LIQUIDITY

The Company's net cash flow from operating activities was $48.3 million for the first nine months of 1997 compared to $55.1 million for the same period of 1996. The Company's net cash used in investing activities was $13.9 million, and cash flow used in financing activities was $34.3 million. As previously mentioned, in consideration of the property contributed to the REIT, Liberty received cash, a note receivable, and partnership units in the REIT. For financial reporting, notes receivable of approximately $17.3 million and partnership units of the REIT of approximately $23.5 million are non-cash items for purposes of the Statement of Cash Flows. The majority of the cash used in financing activities was to repay debt following the sale of the commercial real estate. As a result of its activities, the Company had a $0.1 million increase in cash compared to a decrease of $7.8 million in the same period in 1996.

At September 30, 1997, the Company's borrowings and notes payable amounted to $199.9 million, a decrease from the $247.8 million outstanding at December 31, 1996.

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

The Liberty Corporation and Subsidiaries
Management s Discussion and Analysis of Operations            September 30, 1997




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

         (b) The filing of Form 8-K was not required during the third quarter of 1997.



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





THE LIBERTY CORPORATION
-----------------------
(Registrant)




/s/ Kenneth W. Jones                                    Date:  November 10, 1997
--------------------
Kenneth W. Jones
Corporate Controller




/s/ Martha G. Williams                                  Date:  November 10, 1997
----------------------
Martha G. Williams
Vice President, General Counsel and Secretary