Form 10-K405
period 1997-12-31
LIBERTY CORP
filed 1998-03-30
CIK 59229

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

(Mark One)
[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                 For the transition period from              to
                                                ------------    ------------
Commission File Number  1-5846
                        ------

                            THE LIBERTY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        South Carolina                                    57-0507055
-------------------------------                     -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

    Post Office Box 789, Wade Hampton Boulevard, Greenville, S. C. 29602
--------------------------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

  Registrant's telephone number, including area code  (864) 609-8256
                                                     --------------------

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 1998:

                Common Stock, No Par Value                         $ 966,457,052
                --------------------------                         -------------

         The number of shares outstanding of each of Registrant's classes of common stock as of March 16, 1998:

                Common Stock, No Par Value                            18,608,078
                --------------------------                            ----------

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1997 are incorporated into Part II, Items 5, 6, 7, and 8 by reference.

         Portions of The Liberty Corporation Proxy Statement for the Annual Meeting of Shareholders on May 5, 1998 are incorporated into Part III, Items 10, 11, 12, and 13 by reference.

        This report is comprised of pages 1 through 65. The exhibit index is on page 27.

                                     PART I

ITEM 1.      BUSINESS

GENERAL

    The Registrant, The Liberty Corporation ("Liberty" or "the Company") is a holding company with subsidiaries operating in the life insurance, policy administration, and television broadcasting industries.

    The Company's primary insurance subsidiaries are Liberty Life Insurance Company ("Liberty Life") and Pierce National Life Insurance Company ("Pierce National"). In November, 1997, the Company announced that it had agreed to sell Pierce National to Fortis, Inc.. Under the agreement Fortis will acquire Pierce for $180 million cash, subject to certain adjustments. The sale is expected to close in April 1998. In addition to Liberty Life and Pierce National, Liberty Insurance Services Corporation ("Liberty Insurance Services") is one of the nation's largest life insurance third-party administrators, providing administrative services for over 4.5 million policies. Other subsidiaries of the Company provide investment advisory services to the Company's insurance subsidiaries and unaffiliated insurance companies, and property development and management services to the Company.

    The Company's television broadcasting subsidiary, Cosmos Broadcasting Corporation ("Cosmos"), currently owns and operates eight network affiliated television stations.

    Additional information concerning Liberty's subsidiaries and divisions is included in "Management's Discussion and Analysis" in the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

STRATEGY; RECENT DEVELOPMENTS

    On March 11, 1998, the Company completed a tender offer whereby it repurchased 2.4 million shares of its outstanding common stock for $52.00 per share. The tender offer was funded through the Company's credit facility.

    As previously mentioned, during November 1997, the Company announced an agreement to sell Pierce National for $180 million. The Company completed an in-depth analysis of the Pierce National business and determined that it would not be able to meet the Company's profit and sales objectives, and as a result the decision was made to divest this business. The proceeds from the sale will be used to repay debt under the Company's credit facility. The current estimate of the loss on the sale is between $14 million and $18 million. On December 31, 1997, Fortis purchased 2,660 newly issued shares of Pierce common stock for $37.2 million. Subsequent to this stock purchase, Fortis maintained a twenty-one percent ownership interest in the common stock of Pierce as of December 31, 1997.

    In May, 1997 Liberty completed the sale of its business rental properties and the majority of its business park land developments to a partnership in which the general partner is a publicly-traded real estate investment trust ("REIT"). Liberty received cash, a note receivable, and partnership units (which are convertible into shares of the REIT) in exchange for the properties.

    The Company's principal strategy is to grow internally and through selective acquisitions, while maintaining its emphasis on cost controls. The Company's operations are generally focused in niche markets where Liberty believes it has the products and expertise to serve the market better than its competitors.

    Prior to 1995, the Company had an aggressive acquisition policy focused on both its Agency and pre-need businesses. While the Company has not completed any insurance acquisitions since 1994, Liberty will continue to consider acquisitions that complement or fit with the Company's on-going marketing divisions and product lines.

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

INSURANCE OPERATIONS

    LIBERTY LIFE. Liberty Life is a stock life insurance company engaged in the business of writing a broad range of individual life insurance policies and accident and health insurance policies. While Liberty Life is licensed in forty- nine states, and the District of Columbia, its focus has been the Southeast. For 1997, the largest percentages of its premium income were from South Carolina (25%), North Carolina (18%), Louisiana (9%) and Texas and California (each at 5%). The Company believes that Liberty Life is the largest provider of home service business in the Carolinas.

    Life insurance and annuity premiums contributed 72% of Liberty Life's total premiums in 1997, 77% in 1996, and 84% in 1995. Accident and health insurance premiums contributed the remainder.

    Liberty Life markets its insurance products through its Agency and Specialized Marketing divisions. At December 31, 1997, Liberty Life had approximately 470 employees in its home office in Greenville.

    AGENCY DIVISION. The Agency Division is Liberty Life's largest division, contributing 55% of Liberty Life's premiums in 1997. Agents supporting this division sell primarily individual life, including universal life and interest-sensitive whole life products, as well as health insurance. As of December 1997, the Company had approximately 1,370 agents, managers and support staff in this division operating out of 50 district offices. These agents periodically visit the insureds' homes and businesses to sell policies and collect premiums. In November 1997, Liberty completed the rollout of a hand-held, pen-based computer to its entire Agency sales force. This technology allows the agent to go through an interactive sales presentation with the prospective customer, provides access to policy rates, and interacts with the home office policy database to update customer records. Ultimately, this technology will also be used for application entry, among other things. This state-of-art technology is expected to greatly increase the efficiencies of Liberty's agent's in producing new policies. Liberty is de-emphasizing the home collection component of the agent's job by encouraging premium payment through electronic funds transfer or mail-in payment. Although the Company has broadened this division's area of concentration beyond the Carolinas, principally through strategic acquisitions, the Company has maintained a regional focus for its Agency business in the Southeast.

    SPECIALIZED MARKETING DIVISION. The Specialized Marketing Division contributed 42% of Liberty Life's premiums in 1997. This division primarily sells decreasing term life, accident and disability insurance designed to extinguish the unpaid portion of a residential mortgage upon the death or disability of the insured. A staff of full-time representatives and independent brokers offer these products through more than 1,000 financial institutions located throughout the United States. The Company supports the marketing of these products through direct mail and phone solicitations. In addition to the products mentioned above, this division focuses on the development of new insurance or non-insurance products to market through direct response or point of sale marketing channels. Liberty will continue to seek new opportunities and new products to market through this division.

    PIERCE NATIONAL. Pierce National (doing business as FamilySide) provides life insurance products which pre-fund funeral services, referred to as pre-need policies. Pierce National, a stock life insurance company acquired in July 1992, is domiciled in California, but its principal executive and administrative offices are in Greenville, South Carolina. Pre-need policies consist primarily of ordinary life insurance policies for which the premiums are paid in a single payment at the outset or primarily over a three, five or ten-year period. Pierce National is currently licensed in forty-three states, the District of Columbia, and all of the Canadian provinces and territories. The largest percentages of premium income for 1997 came from Canada (17%), Mississippi (10%) and California (10%). As previously mentioned, the Company reached an agreement to sell Pierce National for $180 million. This sale is expected to close in April 1998.

         PREMIUM BREAKDOWN. The following table sets forth the insurance premiums and policy charges for Liberty Life's marketing and distribution divisions and Pierce National for the years ended December 31.

(In 000's)                                                    1997             1996             1995
------------------------------------------------------------------------------------------------------
 Liberty Life
    Home Service                                            $135,506         $137,930         $138,714
    Mortgage Protection                                      102,995           70,316           53,105
    General Agency Marketing                                   4,349            4,881            5,966
    Other                                                      2,428            3,591            3,235
------------------------------------------------------------------------------------------------------
                                                             245,278          216,718          201,020

 Pierce National                                             105,414          104,653          130,350
------------------------------------------------------------------------------------------------------
 Total                                                      $350,692         $321,371         $331,370
------------------------------------------------------------------------------------------------------


    UNDERWRITING PRACTICES. Liberty Life's underwriting practices for ordinary life insurance require medical examinations for applicants over age 60 or for policies in excess of certain prescribed face amounts. In accordance with the general practice in the life insurance industry, Liberty Life writes life insurance on substandard risks at increased premium rates. Generally, traditional life insurance for non-universal life products is written for amounts under $5,000 and typically no medical examination is required.
Mortgage protection life insurance written through the Specialized Marketing division is usually written without medical examination. Substantially all pre-need policies are written for amounts under $5,000, and no medical examination is required unless the applicant requests a preferred rate.

    REINSURANCE. The Company's insurance subsidiaries use reinsurance in two distinct ways: first, as a risk management tool in the normal course of business and second, in isolated strategic transactions to effectively buy or sell blocks of in force business. The Company has ceded $3.7 billion (18%) of its $20.8 billion insurance in force to other companies; however, the Company's insurance subsidiaries remain liable with respect to reinsurance ceded should any reinsurer be unable to meet the obligations it has or will assume.

    For the years ended December 31, 1997, 1996, and 1995 Liberty had ceded life insurance premiums of $25.6 million, $27.3 million, and $27.8 million, respectively. Accident and health premiums ceded made up the remainder of ceded premiums which were $8.6 million, $9.2 million, and $6.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

    RISK MANAGEMENT REINSURANCE TRANSACTIONS. Liberty Life reinsures with other insurance companies portions of the life insurance it writes in order to limit its exposure on large or substandard risks. The maximum amount of life insurance that Liberty Life will retain on any life is $300,000, plus an additional $50,000 in the event of accidental death. This maximum is reduced for higher ages and for special classes of risks. The maximum amount of life insurance Pierce National will retain on any life is $50,000. Insurance in excess of the retention limit is either automatically ceded under reinsurance agreements or is reinsured on an individually agreed basis with other insurance companies. Liberty Life has ceded a significant portion of its risks on accidental death and disability coverage to other insurance companies. Liberty Life and Pierce National also have coverage for catastrophic accidents. At December 31, 1997, Liberty Life and Pierce National had ceded, in the normal course of business, portions of their risks to a number of other insurance companies.

    STRATEGIC REINSURANCE TRANSACTIONS. In 1991, 80% or $3.2 billion face amount of Liberty Life's General Agency Marketing Division net insurance in force was coinsured with Life Reassurance Corporation ("Life Re"). The original agreement with Life Re provided for the coinsurance of 50% of this division's insurance in force issued after 1991. Effective July 1, 1995, the amount coinsured on policies written after December 31, 1991, was increased to 80%. The total face value of amounts ceded to Life Re at December 31, 1997 was $2.4 billion. Under terms of the agreement, assets supporting the business ceded are required to be held in escrow.

    In order to facilitate the 1991 acquisition through reinsurance of a block of business from Kentucky Central Life Insurance Company, Liberty Life coinsured 50% of its Agency traditional life insurance business with Lincoln National Life Reinsurance Company. The Lincoln National reinsurance has been accounted for under generally accepted accounting principles as financial reinsurance. The reinsurance contract contains an escrow agreement that requires assets equal to the reserves reinsured, as determined under statutory accounting principles, be held in escrow for the benefit of this block of business.

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

    Liberty Insurance Services provides administrative support services for Liberty's approximately 2.5 million policies representing $20.8 billion of life insurance in force, of which $3.7 billion of insurance in force has been ceded to other companies. Approximately 155,000 policies representing $3.5 billion of life insurance in force were issued during 1997. The Company intends to continue its focus on reducing the unit costs of administrative services by increasing the volume of business through acquisitions of blocks of business similar in nature to its existing business, by internal growth in those businesses, and by investing in technology to further improve efficiency in its operations.

    LIBERTY INSURANCE SERVICES. Liberty Insurance Services provides a wide range of home office support services to the Company's insurance subsidiaries, as well as for unaffiliated life and health insurance companies on a fee basis. These services include underwriting, issuance of policies, accounting, customer service and claims processing and adjudication and can be tailored to support the special features of insurance products offered by other companies that desire these services. In marketing to unaffiliated life and health insurance companies the Company's strategy is to target (i) insurance companies that have closed blocks of business that are expensive to administer, (ii) insurance companies that have start-up or new product lines requiring new support levels,
(iii) small to midsize insurance companies that cannot justify large investments in home office technology, and (iv) insurance companies acquired by financial investors lacking experience in providing home office support. Liberty Insurance Services believes that its economies of scale will permit its customers to reduce their home office support costs and focus resources on marketing their insurance products. In connection with the sale of Pierce National Life, Liberty Insurance Services negotiated a five-year, $51 million servicing contract whereby it will administer all of the Fortis preneed business, including the Pierce business being sold. With the addition of this contract, Liberty Insurance Services has approximately 4.5 million policies under management.

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

    Competition in the Agency business is largely regional or local, highly dependent on the quality of the local management, and is less price competitive than other insurance markets. The Agency business involves frequent contacts by agents with their customers. Liberty emphasizes to its agents the importance of taking advantage of these contacts to establish personal relationships which the Company believes add stability to its Agency business.

    The Company currently believes that it ranks second nationally in mortgage protection insurance (provided through its Specialized Marketing division) with an estimated 21% market share. Approximately 85% of the mortgage protection market share is believed to be held by four companies and approximately 32% of the market is believed to be held by the market leader.

    Various independent companies issue ratings assessing the ability of insurance companies to meet their policyholder and other contractual obligations, as well as assessing the overall financial performance and strength of companies. The most widely used ratings are those prepared and published by A.M. Best Company, Inc. Ratings by A.M. Best range from "A++" (Superior) to "F" (In Liquidation). In the Best Week published December 23, 1996, Liberty Life was rated "A" (Excellent). In the Best Week published November 24, 1997, Pierce National's rating of "B++" (Very Good) was placed under review as a result of the announcement of the sale of Pierce to Fortis. Liberty Life also has a current claims-paying rating of "AA-" (Very High) by Duff & Phelps Credit Rating Co. The rating agencies base their ratings on information provided by the insurer and their own analysis, studies and assumptions. The ratings apply only to the specific company rated and do not extend to The Liberty Corporation as a whole, nor are the ratings a recommendation to buy, sell or hold securities. The agencies can change or withdraw their published ratings at any time the agency deems circumstances warrant a change. Should Liberty Life's or Pierce National's rating be downgraded, sales of their products and persistency of the existing in-force business could be adversely affected. Insurance company ratings are generally considered to be more important in the annuity and general agency markets, neither of which are major markets for Liberty Life or Pierce National.

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

    Under the NAIC's risk-based capital requirements, insurance companies must calculate and report information under a risk-based capital formula in their annual statutory financial statement. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC requirements provide for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for the insurance company to submit a plan to improve its capital, to regulatory control of the insurance company. The RBC ratios for the Company's insurance subsidiaries significantly exceed the minimum capital requirements at December 31, 1997.

    Another NAIC Model Act limits dividends that may be paid in any calendar year without regulatory approval to the lesser of (i) 10% of the insurer's statutory surplus at the prior year-end, or (ii) the statutory net gain from operations of the insurer (excluding realized capital gains and losses) for the prior calendar year. The current South Carolina statutes applicable to Liberty Life do not conform to the NAIC Model Act (South Carolina limits dividends to the greater of 10% of statutory surplus or gain from operations). Under current South Carolina law, without prior approval from the South Carolina Commissioner of Insurance, dividend payments from Liberty Life to the Company are limited to the greater of the prior year's statutory gain from operations or 10% of the prior year's statutory surplus. The maximum allowable dividend that can be paid in 1998 by Liberty Life without approval from the South Carolina Insurance Commissioner is $36.4 million. Actual dividends and distributions paid by Liberty Life were $21.0 million in 1997, $21.0 million in 1996, and $20.0 million in 1995. Under regulations effective July 1, 1995, the South Carolina Insurance Department must be notified of all dividends and distributions to shareholders within five days following the declaration, and at least ten days prior to the payment of the dividend or distribution, and will have the authority to limit the amount of any dividends or distributions. Extraordinary dividends, defined as distributions that, together with all other distributions within a 12 month period, exceed the greater of the net gain from operations or 10% of statutory surplus, cannot be made without the approval of the South Carolina Insurance Department, unless the department has not disapproved the payment within 30 days following the notice of the declaration. The current California statutes applicable to Pierce National limit dividend payments to the Company to the greater of 10% of statutory surplus or the prior year's net gain from operations (excluding realized capital gains and losses). Pierce National paid dividends to Liberty in 1997 of $40.3 million, of which $10.3 million represented an allowable dividend under the California statutes. The balance of $30 million represented an extraordinary dividend that was approved by the California Insurance Commissioner. Pierce did not pay any dividends to Liberty in 1996 and paid $2.7 million in dividends in 1995.

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

BROADCASTING OPERATIONS

    Cosmos currently owns and operates the following television stations, seven of which were ranked No. 1 in their market by the November 1997 Nielsen ratings (sign-on to sign-off).

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

    Cosmos has 830 full-time employees and 105 part-time employees, including its cable sales operations in Aiken, SC, Columbia, SC, Florence, SC, Greenwood, SC, Horry County, SC, Sumter, SC, Montgomery, AL and Frankfort, KY.

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

    The NBC affiliation contracts with each of Cosmos' NBC affiliated stations have been continuously in effect for over forty years. Cosmos' CBS and ABC affiliation contracts have each been continuously in effect for approximately thirty years.

    SOURCES OF COSMOS' TELEVISION OPERATING REVENUES. The following table shows the approximate percentage of Cosmos' gross television operating revenues by source excluding other income for the three years ended December 31, 1997:


Year ended December 31                                               1997          1996          1995
-------------------------------------------------------------------------------------------------------
Local and Regional Advertising                                         62%           60%           60%
National Spot Advertising                                              29            26            28
Network Compensation                                                    8             8             9
Political Advertising                                                   1             6             3

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

    Subscription Television, an over-the-air pay television service, and Multipoint Distribution Service, a microwave- distributed pay television service, also compete for television audiences. In addition, licenses are now being granted for Multichannel Multipoint Distribution Service. None of these services has yet significantly fractionalized the audiences of commercial television stations.

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

    DIGITAL TELEVISION.   Digital television is expected to become increasingly
available to consumers over the next several years. During 1997, the FCC outlined the rollout plan for digital television, which is expected to bring digital television signals to over 50 million homes in the top 30 television markets by the year 2000. All other markets must provide digital broadcasts by May, 2002. The rollout of digital television has created much debate from television operators as they must assess the cost to upgrade their current equipment to transmit the digital signal, when to begin the upgrade and when to begin the subsequent broadcasting of the digital signal. There is much uncertainty surrounding this because (i.) much of the new technology and hardware is experimental and untested, and many operators may be inclined to postpone the conversions as long as possible to allow refinement of this new technology, and (ii.) the television sets required to view the digital signal are expected to initially be cost prohibitive for most viewers to purchase. Liberty is currently assessing the impact of the conversion to digital television, and plans, to the extent possible, to integrate as much of its upgrades as possible into its scheduled capital expenditure plan that would be undertaken without regard to digital television.

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

W. HAYNE HIPP, Age 58
  Chairman of the Board of Liberty since May, 1995
  Chairman of the Board of Cosmos since May, 1995
  President and Chief Executive Officer of Liberty since September, 1981 Chairman of the Board of Liberty Life from January, 1979 - February, 1988;
    September, 1989 - December 31, 1997
  Chairman of the Board of Cosmos - May , 1989 - February, 1992

JENNIE M. JOHNSON, Age 50
  President of Pierce National Life Insurance Company since August, 1995
  Vice President, Administration of Liberty from February, 1994 to August, 1995 Vice President, Planning of Liberty from February, 1986 to December, 1994

KENNETH W. JONES, Age 40
  Corporate Controller of Liberty since May, 1997
  Assistant Controller of Liberty from September, 1994 to May, 1997 Treasurer of Liberty Life since May, 1997

JAMES M. KEELOR, Age 55
  President of Cosmos since February, 1992
  Vice President, Operations, of Cosmos from December, 1989 to February, 1992

RONALD F. LOEWEN, Age 50
  President of Liberty Life since January, 1997
  General Manager of WIS-TV from April, 1990 to December, 1996

MARTHA G. WILLIAMS, Age 55
  Vice President, General Counsel & Secretary of Liberty since January, 1982 Vice President, General Counsel & Secretary of Liberty Life since January, 1982
  Secretary and Counsel of Cosmos since February, 1982

OTHER BUSINESS

    In addition to the operating subsidiaries, the Company has other minor organizations. These include the Company's administrative staff, an investment advisory company, a property development & management company and transportation operations.


INDUSTRY SEGMENT DATA

    Information concerning the Company's industry segments is contained in Selected Financial Data on page 27 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 30 of this report and is incorporated in this Item 1 by reference.


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


ITEM 3.      LEGAL PROCEEDINGS

    In January 1996, a lawsuit was filed by the Company against a software development company alleging breach of contract in connection with an agreement to develop a state-of-art software system to administer the Company's insurance operations. The suit seeks to recover amounts paid to the software developer and other costs incurred by the Company in the attempt to develop the system. In 1997, the software developer filed a counterclaim against the Company alleging breach of contract. Management, after consultation with legal counsel, believes this counterclaim is without merit and is a response to the suit filed by the Company. The Company intends to contest the counterclaim vigorously. The Company believes its lawsuit is meritorious; however, no estimated recovery is included in the accompanying financial statements.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    None


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY STOCKHOLDER MATTERS

    Information concerning the market for the Company's Common Stock and related stockholder matters is contained on the inside back cover of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 28 of this report and is incorporated in this Item 5 by reference.


ITEM 6.      SELECTED FINANCIAL DATA

    Selected Financial Data for the Company is contained on page 27 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 29 of this report and is incorporated in this Item 6 by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations is contained on pages 28-36 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 30-39 of this report and is incorporated in this Item 7 by reference.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

    The Company's Consolidated Financial Statements and Report of Independent Auditors are contained on pages 6-26 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 40-61 of this report and are incorporated in this Item 8 by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning Directors of the Company is contained in The Liberty Corporation Proxy Statement for the May 5, 1998 Annual Meeting of Shareholders and is incorporated in this Item 10 by reference.

    Information concerning Executive Officers of the Company is submitted in a separate section of this report in Part I, Item 1 on page 11 and is incorporated in this Item 10 by reference.

ITEM 11.     EXECUTIVE COMPENSATION

             Information concerning Executive Compensation and transactions is contained in The Liberty Corporation Proxy Statement for the May 5, 1998 Annual Meeting of Shareholders and is incorporated in this Item 11 by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning Security Ownership of Certain Beneficial Owners and Management is contained in The Liberty Corporation Proxy Statement for the May 5, 1998 Annual Meeting of Shareholders and is incorporated in this Item 12 by reference.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning Certain Relationships and Related Transactions is contained in The Liberty Corporation Proxy Statement for the May 5, 1998 Annual Meeting of Shareholders and is incorporated in this Item 13 by reference.


                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      (1) AND (2).   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES

   The following consolidated financial statements of The Liberty Corporation and Subsidiaries are included in the Company's Annual Report to Shareholders for the year ended December 31, 1997, filed as Exhibit 13 to this report and incorporated in Item 8 by reference:

         Consolidated Balance Sheets - December 31, 1997 and 1996
         Consolidated Statements of Income - For the three years ended December 31, 1997
         Consolidated Statements of Cash Flows - For the three years ended December 31, 1997
         Consolidated Statements of Shareholders' Equity - For the three years ended December 31, 1997
         Notes to Consolidated Financial Statements - December 31, 1997
         Report of Independent Auditors


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

         (A)(3). LIST OF EXHIBITS

    3.1 Restated Articles of Incorporation, as amended through May 6, 1997 (filed with the Registrant's Quarterly Report on Form 10Q/A for the period ended March 31, 1997 and incorporated herein by reference)

    3.2      Bylaws, as amended through November 5, 1996

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

    10.1     See Credit Agreement dated March 21, 1995 (filed as Exhibit 4.3).

    10.2     The Liberty Corporation Performance Incentive Compensation
             Program, as amended and restated on    February 4, 1997, filed as
             Exhibit B to the Registrant's Proxy Statement dated March 27, 1997, and incorporated herein by reference.

    11. The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation (incorporated herein by reference to Note 11 of the "Notes to Consolidated Financial Statements" on page 22 of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1997) filed on page 56 of this report.

    13. Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1997: Market for the Registrant's Common Stock and Related Security Stockholder Matters Selected Financial Data
             Management's Discussion and Analysis of Financial Condition and Results of Operations
             Financial Statements and Supplementary Information:
               Consolidated Balance Sheets - December 31, 1997 and 1996 Consolidated Statements of Income - For the three years ended December 31, 1997
               Consolidated Statements of Cash Flows - For the three years ended December 31, 1997
               Consolidated Statements of Shareholders' Equity - For the three years ended December 31, 1997
             Notes to Consolidated Financial Statements - December 31, 1997 Report of Independent Auditors

    21.      The Liberty Corporation and Subsidiaries, List of Subsidiaries

    23.      Consent of Independent Auditors

    24. Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's10-K filed for the years ended December 31, 1983, 1985, 1989, 1994, 1995, 1996, and 1997.

    27.      Financial Data Schedule (Electronic Filing Only)

(B).         REPORTS ON FORM 8-K

             The following reports on Form 8-K were filed after September 30, 1997:

             (1) A Current Report on Form 8-K dated November 13, 1997 was filed with respect to the agreement to sell Pierce National Life Insurance Company to Fortis, Inc. for $180 million cash.
             (2) A Current Report on Form 8-K dated February 2, 1998 was filed with respect to the news release announcing the fourth quarter 1997 and 1997 annual results of The Liberty Corporation
             (3) A Current Report on Form 8-K/A dated November 13, 1997 was filed with respect to the restatement and amendment of the Pro Forma Condensed Financial Statements of The Liberty Corporation and Subsidiaries originally filed with the Current Report on Form 8-K dated November 13, 1997

(C).             EXHIBITS FILED WITH THIS REPORT


    11. The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation (incorporated herein by reference to Note 11 of the "Notes to Consolidated Financial Statements" on page 22 of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1997).

    13. Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1997: Market for the Registrant's Common Stock and Related Security Stockholder Matters Selected Financial Data Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Statements and Supplementary Information:
               Consolidated Balance Sheets - December 31, 1997 and 1996 Consolidated Statements of Income - For the three years ended December 31, 1997 Consolidated Statements of Cash Flows - For the three years ended December 31, 1997 Consolidated Statements of Shareholders' Equity - For the three years ended December 31, 1997
             Notes to Consolidated Financial Statements - December 31, 1997 Report of Independent Auditors

    21.      The Liberty Corporation and Subsidiaries, List of Subsidiaries

    23.      Consent of Independent Auditors

    24. Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's 10-K filed for the year ended December 31, 1997.

    27.      Financial Data Schedule (Electronic Filing Only)

(D).     CONSOLIDATED FINANCIAL STATEMENT SCHEDULES FILED WITH THIS REPORT

             I-    Summary of Investments - December 31, 1997
             II-   Condensed Financial Statements of The Liberty Corporation
                      (Parent Company) December 31, 1997 and 1996
             III-  Supplementary Insurance Information - For the Three Years
                   Ended December 31, 1997
             IV-   Reinsurance - For the Three Years Ended December 31, 1997
             V-    Valuation and Qualifying Accounts and Reserves - For the
                   Three Years Ended December 31, 1997

                                                                      Schedule I
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                               DECEMBER 31, 1997
                                   (In 000's)



                                                                                                      Amount at Which
                                                                                                          Shown on
                      Type of Investment                           Cost                Value           Balance Sheet
--------------------------------------------------------------------------           ---------        ---------------
Fixed maturity securities, available for sale
 Bonds:
    United States Government and government agencies and
      authorities                                               $  393,459          $  414,767          $  414,767
    States, municipalities, and political subdivisions                 ---                 ---                 ---
    Foreign governments                                              7,537               7,563               7,563
    Foreign corporate and other                                    104,607             112,259             112,259
    Public utilities                                               138,977             151,819             151,819
    Convertibles and bonds with warrants attached                      ---                 ---                 ---
    All other corporate bonds                                      903,406             946,218             946,218
 Redeemable preferred stocks                                        39,601              41,262              41,262
                                                                ----------          ----------          ----------
 Total                                                           1,587,587           1,673,888           1,673,888
                                                                ----------          ==========          ----------

Equity securities, available for sale
 Common stocks:
   Public utilities                                                    ---                                     ---
   Banks, trusts and insurance companies                        $    3,289          $    8,997          $    8,997
   Industrial, miscellaneous, and all other                         42,952              54,443              54,443
 Nonredeemable preferred stocks                                      9,751              11,128              11,128
                                                                ----------          ----------          ----------
 Total                                                              55,992          $   74,568              74,568
                                                                ----------          ==========          ----------

Mortgage loans on real estate                                      244,821                                 244,821
Investment real estate                                              49,169                                  49,169
Policy loans                                                       100,322                                 100,322
Other long-term investments                                         18,459                                  18,459
Short-term investments                                                 250                                     250
                                                                ----------                              ----------

Total investments                                               $2,056,600                              $2,161,477
                                                                ==========                              ==========

                                                                     Schedule II


                    THE LIBERTY CORPORATION (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1997 and 1996
                         (In $000's, except share data)

        ASSETS                                                                    1997                 1996
        ------                                                                 -----------          ----------
  Cash                                                                         $     5,015          $    1,450
  Fixed maturity securities                                                         36,045                 598
  Equity securities                                                                 30,033                   2
  Loans, notes and other receivables                                                10,372               7,890
  Investment properties, at cost less accumulated depreciation of
      $1,319 in 1997 and $10,118 in 1996                                            23,955              79,941
  Other long-term investments                                                        6,167               6,139
  Buildings and equipment, at cost less accumulated depreciation of
      $13,868 in 1997 and $11,919 in 1996                                           18,077              19,066
  Investment in affiliated companies*                                              683,472             657,194
  Intercompany debt and advances*                                                   94,173              96,921
  Income taxes recoverable                                                           6,360              10,823
  Deferred income tax benefits (liabilities)                                        (5,744)              1,026
  Other assets                                                                       7,908               8,973
                                                                               -----------          ----------
        Total Assets                                                           $   915,833          $  890,023
                                                                               ===========          ==========

  LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
  ----------------------------------------------------------------

  Liabilities:
    Notes, mortgages and other debt                                            $   189,214          $  243,221
    Accounts payable and accrued expenses                                           13,830              16,826
    Other liabilities                                                                  605                 221
                                                                               -----------          ----------
        Total Liabilities                                                          203,649             260,268

  Redeemable Preferred Stock:
    1994-A Series, $35.00 redemption value, 504,168 and 668,207
       shares issued and outstanding in 1997 and 1996, respectively                 17,646              23,387
    1994-B Series, $37.50 redemption value, 525,948 and 592,334
       shares issued and outstanding in 1997 and 1996, respectively                 19,723              22,212
                                                                               -----------          ----------
        Total Redeemable Preferred Stock                                            37,369              45,599

  Shareholders' Equity:
    Common stock
      Authorized - 50,000,000 shares, no par value
         Issued and outstanding - 20,712,686 in 1997 and 20,214,738 in 1996        182,994             163,443
    Convertible Preferred Stock, 1995-A Series,
       599,985 shares issued and outstanding                                        20,999              20,999
    Unearned stock compensation                                                    (10,872)             (7,168)
    Unrealized appreciation on fixed maturity securities
       available for sale and equity securities of subsidiaries                     61,515              39,726
    Cumulative foreign currency translation adjustment                                 335                (204)
    Retained earnings                                                              419,844             367,360
                                                                               -----------          ----------
        Total Shareholders' Equity                                                 674,815             584,156
                                                                               -----------          ----------
        Total Liabilities, Redeemable Preferred Stock and Shareholders'
          Equity                                                               $   915,833          $  890,023
                                                                               ===========          ==========

 *Eliminated in consolidation.
  See notes to condensed financial statements.

                                                                     Schedule II




                    THE LIBERTY CORPORATION (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                  (In $000's)


                                                          1997                 1996                 1995
                                                       ----------          -----------          -----------
  REVENUES
    Dividends from subsidiaries*                         $ 74,814             $ 33,250             $ 45,331
    Interest-unaffiliated                                     561                  676                1,151
    Intercompany interest*                                  8,157                8,519                8,303
    Realized investment gains (losses)                      5,504               (5,407)              (3,195)
    Other                                                  18,318               27,123               30,059
                                                         --------             --------             --------
       Total Revenues                                     107,354               64,161               81,649

  EXPENSES
    Salaries and wages                                     17,507               18,240                9,803
    Interest-unaffiliated                                  13,021               15,007               14,867
    Intercompany interest*                                  2,193                2,471                4,072
    Taxes and licenses                                      2,069                2,250                1,508
    Depreciation and amortization                           7,373                8,645                5,275
    Other                                                   6,298               10,621               20,874
                                                         --------             --------             --------
       Total Expenses                                      48,461               57,234               56,399

  Income before income taxes                               58,893                6,927               25,250
  Income tax benefits                                      (5,746)              (9,786)              (7,359)
                                                         --------             --------             --------
  Income before earnings of subsidiaries                   64,639               16,713               32,609

  Earnings of subsidiaries
    net of dividends paid to parent*                        7,385               21,230               27,928
                                                         --------             --------             --------
      NET INCOME                                         $ 72,024**           $ 37,943***          $ 60,537***
                                                         ========             ========             ========

*   Eliminated in consolidation.
** Differs from consolidated net income by $2,927 due to gains recognized on a consolidated basis previously recognized by subsidiaries on intercompany transactions. Gains were deferred on a consolidated basis until completion of the earnings process.
*** Differs from consolidated net income by $603 and $1,184 in 1996 and 1995, respectively, due to gains deferred on a consolidated basis until completion of the earnings process.

See notes to condensed financial statements.

                                                                     Schedule II



                    THE LIBERTY CORPORATION (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                  (In $000's)

                                                            1997                1996                 1995
                                                        -----------         -----------         -----------
  OPERATING ACTIVITIES
  Net income                                            $    72,024         $    37,943         $    60,537
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                            7,373               8,645               5,275
     Provision for deferred income taxes                      1,556              (1,143)              2,740
     Earnings from subsidiary operations, net of
       dividends paid to parent                              (7,385)            (21,230)            (27,928)
     Non-cash dividends paid to parent                      (39,370)                ---                 ---
     Gain on disposal of assets                              (2,011)             (3,172)             (3,231)
     Realized investment (gains) losses                      (5,504)              5,407               3,195
     Change in operating assets and liabilities:
       Decrease (increase) in intercompany debt and
          advances*                                           2,748                 (79)            (27,434)
       (Increase) decrease in accounts and notes
        receivable                                           (2,482)              2,063              (1,209)
       (Decrease) increase in accounts payable and
        accrued expenses                                     (2,996)              5,189               2,478
       Decrease (increase) in other assets                    1,065                 892              (1,250)
       Increase (decrease) in other liabilities,
        and accrued income taxes                              4,847               1,164              (5,927)
       Other                                                     53              (2,083)              1,144
                                                        -----------         -----------         -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                  29,918              33,596               8,390


  INVESTING ACTIVITIES
  Reduction in investment in subsidiaries*                                          ---               4,048
  Investment securities sold                                    349
  Purchase of investment properties                          (7,563)            (22,556)            (34,177)
  Sale of investment properties                              49,601              13,982              31,997
  Net cash paid on purchase of broadcasting
  business                                                      ---                 ---              (5,638)
  Other                                                         923               1,270              (9,264)
                                                        -----------         -----------         -----------
  NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                                 43,310              (7,304)            (13,034)

  FINANCING ACTIVITIES
  Proceeds from borrowings                                2,505,000           2,957,704           1,901,001
  Principal payments on debt                             (2,559,007)         (2,966,087)         (1,888,820)
  Dividends paid                                            (19,540)            (18,366)            (16,814)
  Stock issued for employee benefit and performance
    incentive compensation programs                           3,884               1,441               2,908
                                                        -----------         -----------         -----------
  NET CASH USED IN FINANCING ACTIVITIES                     (69,663)            (25,308)             (1,725)


  INCREASE (DECREASE) IN CASH                                 3,565                 984              (6,369)
  Cash at beginning of year                                   1,450                 466               6,835
                                                        -----------         -----------         -----------
  CASH AT END OF YEAR                                   $     5,015         $     1,450         $       466
                                                        ===========         ===========         ===========

*Eliminated in consolidation.
See notes to condensed financial statements.

                                                                     Schedule II


                    THE LIBERTY CORPORATION (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


1.       NOTES, MORTGAGES AND OTHER DEBT

         The general debt obligations at December 31, 1997, are as follows:


                                                                              Average
    (In 000's)                                                             Interest Rate    Amount
    ---------                                                              -------------  ---------
    Notes due to banks                                                          6.2%      $188,000
    Mortgage loans on investment property                                       8.0          1,214
                                                                                          --------
                                                                                          $189,214
                                                                                          ========

                 On March 21, 1995, the Parent Company completed the restructuring of its $325 million revolving credit facility into a new $375 million, multi-tranche credit facility which will mature on various dates beginning in March 1999. Borrowings under the new facility were used to refinance indebtedness under the $325 million facility, as well as to provide funds to meet working capital requirements. During 1997 the Company terminated the convertible loan commitment and reduced the amount available under the revolving facility by $50 million. See Note 5 of The Liberty Corporation and Subsidiaries Consolidated Financial Statements provides additional information as to this agreement. The maturities of the general debt obligations at December 31, 1997 are as follows:

    (In 000's)                                                                             Amount
    ----------                                                                            --------
    1998                                                                                   $41,214
    1999                                                                                   148,000
    2000                                                                                       ---
    2001                                                                                       ---
    2002                                                                                       ---
    Thereafter                                                                                 ---
                                                                                          --------
                                                                                          $189,214
                                                                                          ========

2.       COMMITMENTS AND CONTINGENT LIABILITIES

                 The Parent Company has guaranteed a $7 million letter of credit for an unaffiliated marketing company. As of December 31, 1997, $20 thousand was outstanding under the letter of credit. In connection with the sale of the Company's business rental property and business park land developments during May, 1997, the Company has guaranteed approximately $37 million of debt of the Purchaser of the properties.


3.       DIVIDENDS TO PARENT COMPANY

                 During 1997, the Parent Company received dividends from its subsidiaries of approximately $74.8 million. Of this total, approximately $39.4 million was in the form of securities that were transferred to the Parent Company.


4.       RETAINED EARNINGS

                 As of December 31, 1997 and 1996, retained earnings of $419,844,000 and $367,360,000 respectively, in The Liberty Corporation (Parent Company) financial statements differs from The Liberty Corporation and Subsidiaries consolidated financial statements. The difference of $368,000 and $3,295,000 at December 31, 1997 and 1996,
         respectively, relates to the elimination of gains on intercompany transactions on a consolidated basis.

                                                                    Schedule III
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                  (In $000's)



                                   Deferred                                       Future Policy                         Other Policy
                                    Policy                     Cost of              Benefits,                             Claims &
                                  Acquisition                 Business           Losses, Claims        Unearned          Benefits
             Segment                 Costs                    Acquired           and Loss Expenses     Premiums           Payable
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1997
-----------------
Life/Health Insurance               $275,615                  $62,226                $1,886,722          $4,064           $65,145
December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------

-----------------
Life/Health Insurance               $262,182                  $70,764                $1,848,762          $4,411           $59,938

December 31, 1995
-----------------
Life/Health Insurance               $265,188                  $86,925                $1,807,339          $4,078           $51,442

                                                                                   Amortization
                                                                                   of Deferred
                                                            Benefits               Acquisition                    Accident &
                                            Net          Claims, Losses             Costs and        Other          Health
                            Premium      Investment      & Settlement            Cost of Business  Operating       Premiums
         Segment            Revenue        Income          Benefits                  Acquired       Expenses       Written
----------------------------------------------------------------------------------------------------------------------------
 1997
 ----
 Life/Health Insurance      $350,692       $155,007          $227,927                  $45,564       $146,206       $78,714

 1996
 ----
 Life/Health Insurance      $321,371       $150,413          $218,751                  $73,967       $140,294       $50,523

 1995
 ----
 Life/Health Insurance      $331,370       $144,483          $236,774                  $43,780       $122,400       $33,867

                                                                     Schedule IV
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                                  REINSURANCE
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                  (In $000's)

                                                                                                           Percentage of
                                                                Ceded to         Amount                       Amount
                                               Gross              Other       Assumed From         Net       Assumed to
                                               Amount          Companies       Companies         Amount         Net
                                            ----------------------------------------------------------------------------
  Year ended December 31, 1997
  ----------------------------

  Life insurance in force                   $ 20,787,736      $ 3,698,912       $ 17,191      $ 17,106,015       0.1%
                                            ==============================================================

  Insurance premiums and policy charges:
    Life, annuity and other considerations  $    297,632      $    25,575       $    315      $    272,372       0.1%
    Accident and health                           86,378            8,616            558            78,320       0.7%
                                            --------------------------------------------------------------
      TOTAL                                 $    384,010      $    34,191       $    873      $    350,692
                                            ==============================================================

  Year ended December 31, 1996
  ----------------------------

  Life insurance in force                   $ 20,696,527      $ 4,087,097       $ 13,099      $ 16,622,529       0.1%
                                            ==============================================================

  Insurance premiums and policy charges:
    Life, annuity and other considerations  $    298,327      $    27,293       $    234      $    271,268       0.1%
    Accident and health                           58,333            9,205            975            50,103       1.9%
                                            --------------------------------------------------------------
      TOTAL                                 $    356,660      $    36,498       $  1,209      $    321,371
                                            ==============================================================

  Year ended December 31, 1995
  ----------------------------

  Life insurance in force                   $ 21,334,019      $ 4,554,569       $ 17,578      $ 16,797,028       0.1%
                                            ==============================================================

  Insurance premiums and policy charges:
    Life, annuity and other considerations  $    325,571      $    27,843       $    169      $    297,897       0.1%
    Accident and health                           39,226            6,898          1,145            33,473       3.4%
                                            --------------------------------------------------------------
      TOTAL                                 $    364,797      $    34,741       $  1,314      $    331,370
                                            ==============================================================

                                                                      Schedule V
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                   (In 000's)

                                                               Additions
                                                      ---------------------------
                                        Balance at     Charged to     Charged to                             Balance at
                                        Beginning      Costs and         Other                                  End
  Deducted From Asset Accounts          of Period      Expenses        Accounts         Deductions           of Period
  ----------------------------          ----------    -----------     -----------     -------------        --------------
  Year Ended December 31, 1997


   Accounts receivable -                                                                        227(b)
      reserve for bad debts             $   2,310     $       429    $        ---     $       1,071(a)     $        1,441
                                        ---------     -----------    ------------     -------------        --------------
    Notes and other loans receivable -
      discounts                         $     ---     $       ---    $        ---     $         ---        $          ---
                                        ---------     -----------    ------------     -------------        --------------
    Investment properties -
      valuation reserves                $     ---     $       ---    $        ---     $         ---        $          ---
                                        ---------     -----------    ------------     -------------        --------------

  Year Ended December 31, 1996


   Accounts receivable -                                                                         20(b)
      reserve for bad debts             $   1,975     $       567    $        101     $         313(a)     $        2,310
                                        ---------     -----------    ------------     -------------        --------------
    Notes and other loans receivable -
      discounts                         $     ---     $       ---    $        ---     $         ---        $          ---
                                        ---------     -----------    ------------     -------------        --------------
    Investment properties -
      valuation reserves                $     ---     $       ---    $        ---     $         ---        $          ---
                                        ---------     -----------    ------------     -------------        --------------

  Year Ended December 31, 1995


   Accounts receivable -                                                                        334(b)
      reserve for bad debts             $   1,493     $       858    $         48     $          90(a)     $        1,975
                                        ---------     -----------    ------------     -------------        --------------
    Notes and other loans receivable -
      discounts                         $     ---     $       ---    $        ---     $         ---        $          ---
                                        ---------     -----------    ------------     -------------        --------------
    Investment properties -
      valuation reserves                $     ---     $       ---    $        ---     $         ---        $          ---
                                        ---------     -----------    ------------     -------------        --------------

Notes:
  (a) Uncollectible accounts written off, net of recoveries.
  (b) Reversal of reserves no longer required.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, as of the 30th day of March, 1998

THE LIBERTY CORPORATION                     By:   /s/  Hayne Hipp
-----------------------                          -------------------------
      Registrant                                       Hayne Hipp
                                                       President and Chief
                                                       Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 30th day of March, 1998.


 By:    /s/ Ken W. Jones                                  *By:     /s/ Buck Mickel
        -----------------                                          ---------------
        Ken W. Jones                                               Buck Mickel
        Corporate Controller                                       Director

 *By:     /s/  Rufus C. Barkley, Jr.                      *By:     /s/ John H. Mullin III
         -----------------------------                             ----------------------
        Rufus C. Barkley, Jr.                                      John H. Mullin III
        Director                                                   Director

 *By:   /s/ Edward E. Crutchfield                         *By:     /s/ Benjamin F. Payton
        -------------------------                                  ----------------------
        Edward E. Crutchfield                                      Benjamin F. Payton
        Director                                                   Director

 *By:   /s/ John R. Farmer                                *By:     /s/ J. Thurston Roach
        ------------------                                         ---------------------
        John R. Farmer                                             J. Thurston Roach
        Director                                                   Director

 By:    /s/ Hayne Hipp                                    *By:     /s/ Eugene E. Stone, IV
        --------------                                             -----------------------
        Hayne Hipp                                                 Eugene E. Stone, IV
        Director                                                   Director

 *By:   /s/ W. W. Johnson                                 *By:     /s/ William B. Timmerman
        -----------------                                          ------------------------
        W. W. Johnson                                              William B. Timmerman
        Director                                                   Director

 *By:   /s/ William O. McCoy                              *By:     /s/ Martha G. Williams
        --------------------                                       ----------------------
        William O. McCoy                                           *Martha G. Williams, as
        Director                                                   Special Attorney in Fact

                          Annual Report on Form 10-K


                           The Liberty Corporation


                              December 31, 1997



                              Index to Exhibits

               Exhibits                                                                                         Page Number
             ------------                                                                                      -------------
 11.         The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share                                 56
                 Computation (incorporated herein by reference to Note 11 of the "Notes to
                 Consolidated Financial Statements" on page 22 of The Liberty Corporation
                 Annual Report to Shareholders for the year ended December 31, 1997).

 13.         Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1997:

             Market for the Registrant's Common Stock and Related Security Stockholder                                28
                 Matters
             Selected Financial Data                                                                                  29
             Management's Discussion and Analysis of Financial Condition and Results of                            30-39
                 Operations
             Financial Statements and Supplementary Information:
               Consolidated Balance Sheets - December 31, 1997 and 1996                                            40-41
               Consolidated Statements of Income - For the three years ended December 31, 1997                        42
               Consolidated Statements of Cash Flows - For the three years ended December 31,                         43
                 1997
               Consolidated Shareholders' Equity - For the three years ended December 31, 1997                        44
               Notes to Consolidated Financial Statements - December 31, 1997                                      45-61
               Report of Independent Auditors                                                                         62

 21.         The Liberty Corporation and Subsidiaries, List of Significant Subsidiaries                               63

 23.         Consent of Independent Auditors                                                                          64

 24.         Powers of Attorney applicable for certain signatures of members of the Board of
             Directors in Registrant's 10-K filed for the year ended December 31, 1997.                               65

 27.         Financial Data Schedule (for SEC use only).