Form 10-Q
period 1998-03-31
LIBERTY CORP
filed 1998-05-13
CIK 59229

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from _____________ to
         _______________

                          Commission File Number 1-5846

                             THE LIBERTY CORPORATION
             (Exact name of registrant as specified in its charter)

         South Carolina                              57-0507055
         (State or other jurisdiction of             (IRS Employer
         incorporation or organization)              identification No.)

        Post Office Box 789, Wade Hampton Boulevard, Greenville, SC 29602
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 864/609-8256

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                                 Number of shares outstanding
         Title of each class                        as of March 31, 1998
         -------------------                        --------------------

            Common Stock                                  18,632,511

                    Page 1 of 75 sequentially numbered pages.
                        The Exhibit Index is on Page 12.

                                 PART I, ITEM 1
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED AND CONDENSED BALANCE SHEETS

(In 000's)

                                                                                   MARCH 31,   December 31,
                                                                                     1998          1997
                                                                                ------------   ------------
ASSETS                                                                                  (Unaudited)

Investments:
  Fixed Maturity Securities available for sale, at market, cost of $1,638,009
    at 3/31/98 and $1,587,587 at 12/31/97                                       $  1,723,967   $  1,673,888
  Equity Securities, at market, cost of $57,452 at 3/31/98 and $55,992 at
    12/31/97                                                                          75,145         74,568
  Mortgage Loans                                                                     246,352        244,821
  Investment Real Estate                                                              48,145         49,169
  Loans to Policyholders                                                             100,043        100,322
  Other Long-Term Investments                                                         18,416         18,459
  Short-Term Investments                                                                 250            250
                                                                                ------------   ------------
     Total Investments                                                             2,212,318      2,161,477

Cash                                                                                  23,974         61,786
Accrued Investment Income                                                             23,028         21,723
Receivables                                                                           64,002         69,433
Receivable from Reinsurers                                                           282,234        278,165
Deferred Acquisition Costs and Cost of Business Acquired                             340,099        337,841
Buildings and Equipment                                                               75,168         74,338
Intangibles Related to Television Operations                                          89,249         90,080
Goodwill Related to Insurance Acquisitions                                            23,591         33,950
Other Assets                                                                          60,100         55,965
                                                                                ------------   ------------
     Total Assets                                                               $  3,193,763   $  3,184,758
                                                                                ============   ============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities
 Policy Liabilities                                                             $  1,964,751   $  1,955,931
 Notes, Mortgages and Other Debt                                                     314,074        191,914
 Accrued Income Taxes                                                                 14,418          3,282
 Deferred Income Taxes                                                               174,140        173,562
 Accounts Payable and Accrued Expenses                                               102,225        106,191
 Other Liabilities                                                                     3,765          4,902
 Minority Interest                                                                    37,941         37,160
                                                                                ------------   ------------
     Total Liabilities                                                             2,611,314      2,472,942
                                                                                ------------   ------------

Redeemable Preferred Stock
1994-A Series, $35.00 redemption value, shares issued and outstanding -
     219,436 in 1998 and 504,168 in 1997                                               7,680         17,646
1994-B Series, $37.50 redemption value, shares issued and outstanding -
     504,656 in 1998 and 525,948 in 1997                                              18,925         19,723
                                                                                ------------   ------------
     Total Redeemable Preferred Stock                                                 26,605         37,369
                                                                                ------------   ------------

Shareholders' Equity
 Common Stock                                                                         68,908        182,994
 Series 1995-A Convertible Preferred Stock, $35.00 redemption value,
     599,985 shares issued and outstanding                                            20,999         20,999
 Unearned Stock Compensation                                                          (8,150)       (10,872)
 Retained Earnings                                                                   412,693        419,476
 Accumulated Other Comprehensive Income:
   Unrealized Investment Gains                                                        60,913         61,515
   Cumulative Foreign Currency Translation Adjustment                                    481            335
                                                                                ------------   ------------
     Total Shareholders' Equity                                                      555,844        674,447
                                                                                ------------   ------------
       Total Liabilities, Redeemable Preferred Stock and Shareholders'

         Equity                                                                 $  3,193,763   $  3,184,758
                                                                                ============   ============

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

                                                Three Months Ended
                                                    March 31,

                                              ----------------------
(In 000's, except per share data)                1998         1997
                                              ---------   ----------
                                                   (Unaudited)

REVENUES
 Insurance Premiums & Policy Charges          $  87,982    $  86,441
 Broadcasting Revenues                           32,367       30,021
 Net Investment Income                           40,892       39,055
 Service Contract Revenue                         4,152        1,725
 Realized Investment Gains                        3,129        2,675
                                              ---------    ---------
   Total Revenues                               168,522      159,917
                                              ---------    ---------

EXPENSES
 Policyholder Benefits                           57,106       58,605
 Insurance Commissions                           20,557       19,056
 General Insurance Expenses                      20,132       16,573
 Amortization of Deferred Acquisition Costs      12,446       11,367
 Broadcasting Expenses                           24,363       21,934
 Interest Expense                                 3,290        3,655
 Loss on sale of subsidiary                      13,811           --
 Other Expenses                                   5,464        4,605
                                              ---------    ---------
   Total Expenses                               157,169      135,795
                                              ---------    ---------

Income Before Income Taxes                       11,353       24,122
Income Tax Provision (Benefit)                   13,776        8,255
                                              ---------    ---------
  NET (LOSS) INCOME                           $  (2,423)   $  15,867
                                              =========    =========


(LOSS) EARNINGS PER SHARE:  (Exhibit 11)
  Basic (loss) earnings per common share      $   (0.15)   $    0.74
  Diluted (loss) earnings per common share    $   (0.15)   $    0.71


Dividends Per Common Share                    $     .20    $    .185


See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended March 31,
                                                                     --------------------------
(In 000's)                                                               1998           1997
                                                                     --------------------------
                                                                             (Unaudited)
OPERATING ACTIVITIES
Net (loss) income                                                    $    (2,423)   $    15,867
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Increase in policy liabilities                                          705          2,328
     Decrease in accounts payable and accrued liabilities                 (1,248)        (8,640)
     Increase in receivables                                                 (31)        (3,612)
     Amortization of policy acquisition costs                             12,446         11,367
     Policy acquisition costs deferred                                   (15,332)       (12,379)
     Realized investment gains                                            (3,129)        (2,675)
     Gain on sale of operating assets                                       (166)          (557)
     Loss on sale of subsidiary                                           13,811             --
     Minority interest in earnings of subsidiary                             781             --
     Depreciation and amortization                                         4,693          5,407
     Amortization of bond premium and discount                            (2,398)        (1,896)
     Provision for deferred income taxes                                   1,373            344
     All other operating activities, net                                     758          7,998
                                                                     -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  9,840         13,552

INVESTMENT ACTIVITIES
Investment securities sold                                                33,135         39,488
Investment securities matured or redeemed by issuer                       64,408         16,783
Cost of investment securities acquired - available for sale             (142,828)       (82,792)
Mortgage loans made                                                      (30,077)       (12,331)
Mortgage loan repayments                                                  28,277          4,118
Purchase of investment real estate, buildings and equipment               (5,307)        (5,118)
Sale of investment real estate, buildings and equipment                    2,388          3,921
Purchase of short-term investments                                        (8,255)            --
Sales of short-term investments                                            8,255             --
All other investment activities, net                                         132         (1,056)
                                                                     -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                    (49,872)       (36,987)

FINANCING ACTIVITIES
Proceeds from borrowings                                               1,359,000        764,000
Principal payments on debt                                            (1,236,840)      (764,069)
Dividends paid                                                            (4,360)        (4,679)
Stock issued for employee benefit and compensation programs                1,713            584
Repurchase of common stock                                              (125,036)            --
Return of policyholders' account balances                                 (9,568)       (10,943)
Receipts credited to policyholders' account balances                      17,311         18,707
                                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  2,220          3,600

DECREASE IN CASH                                                         (37,812)       (19,835)
Cash at beginning of year                                                 61,786         36,774
                                                                     -----------    -----------
CASH AT END OF PERIOD                                                $    23,974    $    16,939
                                                                     ===========    ===========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated and condensed financial statements of The Liberty Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included is not necessarily indicative of the annual results that may be expected for the year ended December 31, 1998, but it does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. For further information, refer to the consolidated financial statements and footnotes thereto included in The Liberty Corporation annual report on Form 10-K for the year ended December 31, 1997.

2.       SALE OF PIERCE NATIONAL LIFE

         On April 8, 1998, the Company completed the sale of Pierce National Life Insurance Company to Fortis, Inc. Fortis purchased 21% of the common stock of Pierce as of December 31, 1997. The Company received cash totaling approximately $139 million at closing. The Company has recognized a loss on the sale of Pierce of $18.9 million during the first quarter of 1998.

3.       COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This Standard establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this standard had no impact on the Company's net income or shareholders' equity. In addition to certain other adjustments, SFAS 130 requires unrealized gains or losses on the Company's available for sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. The components of comprehensive income, net of related income taxes, for the three months ended March 31, 1998 and 1997, respectively are as follows:

                  (In $000s)                                   1998        1997
                  ----------                                 --------------------

                  Net Income                                 $ (2,423)   $ 15,867
                  Unrealized gains on securities                 (602)    (20,717)
                  Foreign currency translation adjustments        146        (210)
                                                             --------------------
                  Comprehensive income                         (2,879)     (5,060)
                                                             ====================

4.       SEGMENT REPORTING

         In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This Standard is effective for financial statements issued for periods beginning after December 15, 1997. SFAS 131 requires that a public company report financial and descriptive information on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has adopted this standard as of January 1, 1998, but as permitted by SFAS 131 will not provide interim disclosures during the year of adoption.

5.       COMMITMENTS AND CONTINGENCIES

         At March 31, 1998, the Company had made commitments as shown below:

         (In 000's)
         ----------

          Investment real estate                     $ 1,247
          Mortgage loans and bonds                    12,790
          Other                                        4,588
                                                     -------
                                                     $18,625
                                                     =======

6.       RECLASSIFICATIONS

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

                                 PART I, ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)

The Liberty Corporation is a holding company with operations in insurance and broadcasting. Liberty ("the Company") markets its insurance products through Liberty Life Insurance Company. Additionally, Liberty is one of the nation's largest life insurance third-party administrators, providing administrative services for over 4.5 million policies through Liberty Insurance Services Corporation. The Company's broadcasting subsidiary, Cosmos Broadcasting, consists of eight network affiliated stations in the Southeast and Midwest. Five stations are affiliated with NBC, two with ABC, and one with CBS.


SIGNIFICANT TRANSACTIONS

SALE OF PIERCE NATIONAL LIFE

On April 8, 1998, Liberty completed the sale of Pierce National Life Insurance Company ("Pierce") to Fortis, Inc. Liberty received cash at closing totaling $138.8 million. This differs from the agreed upon purchase price of $180 million as a result of Fortis' purchase of a 21% interest in the common stock of Pierce on December 31, 1997, and certain other adjustments to the purchase price. Liberty recognized a loss of approximately $18.9 million related to the sale of Pierce in the first quarter.

STOCK REPURCHASE

On March 11, 1998, Liberty completed the repurchase of 2.4 million shares of common stock at a price of $52 per share. The stock repurchase was funded from the Company's credit facility.

PURCHASE OF TELEVISION STATIONS

On May 4, 1998, Liberty announced that Cosmos Broadcasting has signed a letter of intent to acquire WALB-TV in Albany, GA, an NBC affiliate. The $78 million asset acquisition will be funded using proceeds from the Company's credit facility. The transaction is expected to close during the third quarter of 1998 pending completion of the definitive agreement and regulatory approvals.

On May 7, 1998, Liberty announced that Cosmos Broadcasting has signed a letter of intent to acquire WWAY-TV in Wilmington, NC, an ABC affiliate. The purchase price has not been finalized but is expected to be funded using proceeds from the Company's credit facility. The transaction is expected to close during the third quarter of 1998 pending completion of the definitive agreement and regulatory approvals.

The Liberty Corporation and Subsidiaries            Quarter Ended March 31, 1998
Management's Discussion and Analysis of Operations

RESULTS OF OPERATIONS

Liberty reported a consolidated first quarter net loss of $2.4 million compared with net income of $15.9 million for the first quarter of 1998 (see table below). As mentioned above, the first quarter includes a loss of $18.9 million recognized on the sale of Pierce. Excluding the Pierce loss, the Company would have reported net income of $16.5 million for the first quarter of 1998. Operating earnings (which exclude net realized investment gains and losses and the loss on the Pierce sale) increased $0.4 million (3%) over the first quarter of 1997. Net income reflects realized investment gains (after-tax) of $2.0 million and $1.7 million in the first quarter of 1998 and 1997, respectively.

                                                        First Quarter
                                                        -------------
                                                     1998          1997
                                                 ------------------------
Income before income taxes and loss on sale of
         Pierce National                         $   25,164    $   24,122
Income taxes                                          8,668         8,255
                                                 ------------------------
Income before loss on sale of Pierce National        16,496        15,867
Loss on sale of Pierce National                     (18,919)           --
                                                 ------------------------
Net (loss) income                                $   (2,423)   $   15,867
                                                 ========================


Excluding realized investment gains and the loss on the Pierce sale, the Company's insurance operations (which includes the Parent Company) generated an increase in operating earnings of $0.2 million over the prior year quarter, and broadcasting also reported an increase of $0.2 million.

The $0.2 million operating earnings increase for insurance operations resulted from favorable mortality results in Liberty Life and year over year premium and profit growth in the Liberty Life Specialized Marketing division. Liberty Insurance Services reported income of $0.4 million, a $0.3 million increase over the prior year quarter. Pierce National reported a decrease in operating earnings of $0.9 million over the prior year first quarter after deducting $0.8 million representing Fortis' minority interest in the earnings of this operation. Beginning in 1998 the Company has allocated a significant amount of the expenses previously reported in "Corporate and Other" to the operating units. As a result, the expense level in Liberty Life will be considerably higher in 1998 compared with the prior year. Liberty Life reported a $1.2 million decrease in operating income compared to the first quarter of 1997 primarily as a result of the higher expense allocations. Conversely, the loss reported in "Corporate and Other" (which is now reported as part of the insurance operations results) decreased $2.0 million from the prior year quarter primarily as a result of the expense allocation.

The broadcasting operations reported a 5% increase in operating earnings compared with the comparable prior year quarter. Revenue growth of $2.3 million was partially offset by higher expenses resulting from planned strategic initiatives in several of the Company's broadcasting markets as well as a higher allocation of corporate expenses as discussed above. Cosmos' income tax expense was positively impacted by a $0.5 million state income tax benefit.

Consolidated revenues increased $8.6 million over the prior year quarter. Excluding realized gains and losses, revenues increased $8.2 million over the first quarter of 1997. Insurance premiums and policy charges increased $1.5 million on the strength of premium growth in the Mortgage Protection division. Net investment income rose $1.8 million over the prior year quarter, and service contract revenues from Liberty Insurance Services increased $2.4 million as a result of revenues earned from the servicing contract with Fortis. Broadcasting revenues increased $2.3 million (8%) over the prior year primarily on the strength of higher local revenues.

The Liberty Corporation and Subsidiaries            Quarter Ended March 31, 1998
Management's Discussion and Analysis of Operations

General insurance expenses increased $3.6 million over the comparable prior year quarter. Approximately $1.9 million of the total represents higher expenses in Liberty Insurance Services related to the servicing of a new contract with Fortis. Broadcasting expenses increased 11% over the prior year for the reasons discussed above. Interest expense for the quarter decreased $0.4 million from the prior year as a result of carrying a slightly lower average debt balance than the prior year, as well as lower rates. The loss on the sale of Pierce National is reported separately for the pre-tax component and the income tax component. The pre-tax loss of $13.8 million is included as a separate line item and includes (i) approximately $2.7 million of expenses incurred directly related to the sale, and (ii) approximately $11.1 million representing the carrying value of Pierce in excess of consideration received on the sale. The income tax expense for the quarter includes an additional provision of $5.1 million representing taxes payable on the sale of Pierce. Liberty's tax basis in Pierce National was less than the net consideration received resulting in a taxable gain on the transaction and therefore an additional tax liability to the Company. The increase in other expense is due to reporting Fortis 21% interest (amounting to $0.8 million) in the earnings of Pierce for the first quarter as a component of other expenses.

INVESTMENTS

As of March 31, 1998, Liberty's consolidated investment portfolio was carried at $2.2 billion. Approximately 78% of consolidated invested assets were in fixed maturity securities (bonds and redeemable preferred stocks), 11% were in mortgage loans, 5% in policy loans, with the balance consisting of equity securities (3%), real estate (2%), and other long term investments (1%).

The overall average credit rating of fixed maturity securities as of March 31, 1998 was AA-. Less than investment grade securities comprised 3.1% of the fixed maturity portfolio at March 31, 1998, compared with 3.2% at December 31, 1997.

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company reported an unrealized gain of $60.9 million on fixed maturity securities available for sale and equity securities as of March 31, 1998. This compares with an unrealized gain of $61.5 million at December 31, 1997. Due to the requirements of SFAS No. 115, shareholders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of fixed maturity securities.

Approximately 37% of the Company's $1.7 billion bond portfolio at March 31, 1998, was comprised of mortgage-backed securities compared to 40% at December 31, 1997. Certain mortgage-backed securities are subject to significant prepayment or extension risk due to changes in interest rates. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at interest rates comparable to the rates on the prepaid mortgages. In a rising interest rate environment refinancings are significantly curtailed and the payments to the holders of the securities decline, limiting the ability of the holder to reinvest at the higher interest rates. Mortgage-backed pass-through securities and sequential collateralized mortgage obligations ("CMO's"), which comprised 21% of the book value of the Company's mortgage-backed securities at March 31, 1998, and 19% at December 31, 1997, are sensitive to prepayment or extension risk. The remaining 79% and 81% of the Company's mortgage-backed investment portfolio at March 31, 1998 and December 31, 1997, respectively, consisted of planned amortization class ("PAC") instruments. These investments are designed to amortize in a more predictable manner by shifting the primary prepayment and extension risk of the underlying collateral to investors in other tranches of the CMO.

Mortgage loans of $246.4 million comprised 11% of the consolidated investment portfolio at March 31, 1998. Substantially all of these mortgage loans are commercial mortgages with a loan to value ratio not exceeding 75% when made. These loans are concentrated in the southeast primarily in the states of North Carolina, South Carolina, Georgia, Florida, Virginia, Louisiana and Tennessee.

The Liberty Corporation and Subsidiaries            Quarter Ended March 31, 1998
Management's Discussion and Analysis of Operations


CAPITAL, FINANCING, AND LIQUIDITY

At March 31, 1998 the Company's borrowings and notes payable amounted to $314.1 million, an increase of $122.2 million from the $191.9 million outstanding at December 31, 1997. This increase is the result of borrowing to fund the stock repurchase prior to receiving the proceeds from the sale of Pierce. The net cash proceeds received upon the closing of the sale of Pierce on April 8, 1998 totaling approximately $139 million were used to repay debt under the facility.

In May, 1998 the Company refinanced its credit facility into a new, $300 million revolving credit facility maturing in April, 2003. The Company may request up to an additional $150 million under the new facility subject to approval by the bank group. The Company has the option to solicit money market interest quotes from the bank group for borrowings under the revolving credit facility. The revolving credit agreement also provides for borrowing at interest rates based on a formula that incorporates the use of the London Interbank Offered Rate ("LIBOR") plus an interest rate margin. A facility fee is charged on the facility based on the $300 million total commitment. The facility fee and the interest rate margin for the revolving credit facility are all based upon the ratio of consolidated debt to cash flow, as defined in the credit agreement. The credit agreement contains various restrictive and financial covenants typical of a credit facility of this size and nature. These restrictions primarily pertain to limitations on the quality and types of investments and defined ratios of consolidated debt to total capital and fixed charges coverage.

As previously mentioned, Liberty announced that Cosmos Broadcasting has signed a letter of intent to acquire two television stations: (i) WALB-TV in Albany, GA, an NBC affiliate, and (ii) WWAY-TV in Wilmington, NC, an ABC affiliate. Both acquisitions will be funded using proceeds from the Company's credit facility. The transactions are expected to close during the third quarter of 1998 pending completion of the definitive agreement and regulatory approvals.

The Company has periodically used various interest rate swaps to help minimize the impact of a potential significant rise in short term interest rates. (See the Company's 1997 Annual Report to Shareholders for a description of the interest rate swaps in place.) The Company has not used interest rate swaps or any other derivative financial instruments to manage its interest rate exposure on interest sensitive universal-life type products.

Other Company commitments are shown in Note 5 contained in the accompanying financial statements. Additional detail as to commitments and financing is contained in the Notes to the Consolidated Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 1997.

Further discussion of investments and valuation is contained in Notes 1 and 2 to the Consolidated Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 1997.

CASH FLOWS

The Company's net cash flow from operating activities was $9.8 million for the first three months of 1998 compared to $13.5 million for the same period of 1997. The Company's net cash used in investing activities was $49.9 million, and cash flow provided by financing activities was $2.2 million. The increase in net cash used in investing activities resulted from purchasing securities using the proceeds received from Fortis at year end when it acquired 21% of Pierce's common stock for approximately $37.2 million. As a result of its activities, the Company had a $37.8 million decrease in cash compared to a decrease of $19.8 million in the same period in 1997.

The Liberty Corporation and Subsidiaries            Quarter Ended March 31, 1998
Management's Discussion and Analysis of Operations

ACCOUNTING DEVELOPMENTS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This Standard establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this standard had no impact on the Company's net income or shareholders' equity. In addition to certain other adjustments, SFAS 130 requires unrealized gains or losses on the Company's available for sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. See Note 3.

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This Standard is effective for financial statements issued for periods beginning after December 15, 1997. SFAS 131 requires that a public company report financial and descriptive information on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has adopted this standard as of January 1, 1998, but as permitted by SFAS 131 will not provide interim disclosures during the year of adoption.

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

         (b) The following reports on Form 8-K were filed during the first quarter of 1998:

                  1. A Current Report on Form 8-K dated February 2, 1998 was filed with respect to the news release announcing the fourth quarter 1997 and 1997 annual results of The Liberty Corporation.

                  2. A Current Report on Form 8-K/A was filed on February 11, 1998 with respect to restatement and amendment of the ProForma Condensed Financial Statements of The Liberty Corporation and Subsidiaries originally filed with the Current Report on Form 8-K dated November 13, 1997.

                                INDEX TO EXHIBITS

EXHIBIT 10     $300 Million Credit Agreement dated May 1, 1998
EXHIBIT 11     Consolidated Earnings Per Share Computation
EXHIBIT 27     Financial Data Schedule (Electronic Filing Only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LIBERTY CORPORATION                                      Date:  May 13, 1998
-----------------------
(Registrant)



/s/ Kenneth W. Jones
--------------------
Kenneth W. Jones
Corporate Controller



/s/ Martha G. Williams
----------------------
Martha G. Williams
Vice President, General Counsel and Secretary