Form 10-Q
period 1998-06-30
LIBERTY CORP
filed 1998-08-13
CIK 59229

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

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

        Post Office Box 789, Wade Hampton Boulevard, Greenville, SC 29602
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 864/609-8256

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                            Number of shares Outstanding
        Title of each class                      as of June 30, 1998
        -------------------                      -------------------

        Common Stock                                 18,709,121

                    Page 1 of 15 sequentially numbered pages.
                        The Exhibit Index is on Page 14.

                                 PART I, ITEM 1
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED AND CONDENSED BALANCE SHEETS


(In 000's)
                                                                        June 30,          December 31,
                                                                          1998                1997
                                                                       -----------        -----------
                                                                      (Unaudited)
ASSETS

Investments:
  Fixed Maturity Securities available for sale,
     at market, cost of $878,692 at 6/30/98
     and $1,587,587 at 12/31/97                                        $   924,211        $ 1,673,888
  Equity Securities, at market, cost of
     $60,742 at 6/30/98 and $55,992 at 12/31/97                             72,846             74,568
  Mortgage Loans                                                           217,747            244,821
  Investment Real Estate                                                    45,593             49,169
  Loans to Policyholders                                                    90,224            100,322
  Other Long-Term Investments                                               20,419             18,459
  Short-Term Investments                                                       250                250
                                                                       -----------        -----------
     Total Investments                                                   1,371,290          2,161,477

Cash                                                                        29,168             61,786
Accrued Investment Income                                                   13,094             21,723
Receivables                                                                 64,094             69,433
Receivable from Reinsurers                                                 276,650            278,165
Deferred Acquisition Costs and Cost of Business Acquired                   287,168            337,841
Buildings and Equipment                                                     74,076             74,338
Intangibles Related to Television Operations                                88,401             90,080
Goodwill Related to Insurance Acquisitions                                  23,350             33,950
Other Assets                                                                63,720             55,965
                                                                       -----------        -----------
     Total Assets                                                      $ 2,291,011        $ 3,184,758
                                                                       ===========        ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities
 Policy Liabilities                                                    $ 1,332,147        $ 1,955,931
 Notes, Mortgages and Other Debt                                           152,250            191,914
 Accrued Income Taxes                                                       11,332              3,282
 Deferred Income Taxes                                                     130,748            173,562
 Accounts Payable and Accrued Expenses                                      95,346            106,191
 Other Liabilities                                                           3,808              4,902
 Minority Interest                                                            --               37,160
                                                                       -----------        -----------
     Total Liabilities                                                   1,725,631          2,472,942
                                                                       -----------        -----------

Redeemable Preferred Stock
1994-A Series, $35.00 redemption value, shares issued and
     outstanding - 214,435 in 1998 and 504,168 in 1997                       7,505             17,646
1994-B Series, $37.50 redemption value, shares issued and
     outstanding - 499,079 in 1998 and 525,948 in 1997                      18,715             19,723
                                                                       -----------        -----------
     Total Redeemable Preferred Stock                                       26,220             37,369
                                                                       -----------        -----------

Shareholders' Equity
 Common Stock                                                               72,145            182,994
 Series 1995-A Convertible Preferred Stock,
     $35.00 redemption value, 599,985 shares
     issued and outstanding                                                 20,999             20,999
 Unearned Stock Compensation                                               (10,420)           (10,872)
 Retained Earnings                                                         424,223            419,476
 Accumulated Other Comprehensive Income:
   Unrealized Investment Gains                                              32,212             61,515
   Cumulative Foreign Currency Translation Adjustment                         --                  335
                                                                       -----------        -----------
     Total Shareholders' Equity                                            539,159            674,447
                                                                       -----------        -----------
       Total Liabilities, Redeemable Preferred Stock and
           Shareholders' Equity                                        $ 2,291,011        $ 3,184,758
                                                                       ===========        ===========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS


                                                     Three Months ended               Six Months ended
                                                           June 30,                       June 30,
                                                    -----------------------       -----------------------
(In 000's, except per share data)                     1998           1997           1998           1997
                                                    --------       --------       --------       --------
                                                                         (Unaudited)

REVENUES
 Insurance Premiums & Policy Charges                $ 65,284       $ 88,921       $153,266       $175,362
 Broadcasting Revenues                                40,654         37,215         73,021         67,236
 Net Investment Income                                26,791         39,277         67,683         78,332
 Service Contract Revenue                              4,250          1,705          8,402          3,430
 Realized Investment Gains                             1,660          3,336          4,789          6,011
                                                    --------       --------       --------       --------
   Total Revenues                                    138,639        170,454        307,161        330,371
                                                    --------       --------       --------       --------

EXPENSES
 Policyholder Benefits                                32,312         58,051         89,418        116,656
 Insurance Commissions                                19,484         20,176         40,041         39,232
 General Insurance Expenses                           18,023         17,215         38,155         33,788
 Amortization of Deferred Acquisition Costs            8,906         10,571         21,352         21,938
 Broadcasting Expenses                                26,278         24,233         50,641         46,167
 Interest Expense                                      3,071          3,315          6,361          6,970
 Loss on Sale of Subsidiary                             --             --           13,811           --
 Other Expenses                                        5,221          5,043         10,685          9,648
                                                    --------       --------       --------       --------
   Total Expenses                                    113,295        138,604        270,464        274,399
                                                    --------       --------       --------       --------

Income Before Income Taxes                            25,344         31,850         36,697         55,972
Income Tax Provision                                   9,076         11,452         22,852         19,707
                                                    --------       --------       --------       --------
  NET INCOME                                        $ 16,268       $ 20,398       $ 13,845       $ 36,265
                                                    ========       ========       ========       ========


EARNINGS PER SHARE:
  Basic earnings per common share                   $    .85       $    .96       $    .65       $   1.70
  Diluted earnings per common share                 $    .82       $    .92       $    .64       $   1.63
Dividends Per Common Share                          $    .22       $    .20       $    .42       $   .385


See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS


                                                                      Six Months Ended June 30,
                                                                   -------------------------------
(In 000's)                                                              1998               1997
                                                                    -----------        -----------
                                                                              (Unaudited)
OPERATING ACTIVITIES
Net Income                                                          $    13,845        $    36,265
Adjustments to reconcile net income to net cash
provided (used) in operating activities:
      (Decrease) increase in policy liabilities                          (2,971)             4,627
      Decrease in accounts payable and accrued liabilities               (5,831)            (5,450)
      Decrease (increase) in receivables                                  2,965             (3,201)
      Amortization of policy acquisition costs                           21,352             21,938
      Policy acquisition costs deferred                                 (27,150)           (26,374)
      Realized investment gains                                          (4,789)            (6,011)
      Gain on sale of operating assets                                     (311)              (984)
      Loss on sale of subsidiary                                         13,811               --
      Minority interest in earnings of subsidiary                           849               --
      Depreciation and amortization                                       9,495              9,800
      Amortization of bond premium and discount                          (4,125)            (3,139)
      Provision for deferred income taxes                                 1,023                106
      All other operating activities, net                                (7,908)            (5,450)
                                                                    -----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                10,255             22,127

INVESTMENT ACTIVITIES
Investment securities sold                                               45,798             85,637
Investment securities matured or redeemed by issuer                     104,428             50,892
Cost of investment securities acquired - available for sale            (164,163)          (164,577)
Mortgage loans made                                                     (45,890)           (23,513)
Mortgage loan repayments                                                 43,568             15,934
Purchase of investment real estate, buildings and equipment              (7,989)           (11,633)
Sale of investment real estate, buildings and equipment                   6,004             44,902
Net cash received on sale of subsidiary                                 133,060               --
Purchase of short-term investments                                       (8,255)              --
Sales of short-term investments                                           8,255               --
All other investment activities, net                                         10             (1,680)
                                                                    -----------        -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     114,826             (4,038)

FINANCING ACTIVITIES
Proceeds from borrowings                                              2,307,000          1,444,000
Principal payments on debt                                           (2,346,664)        (1,481,465)
Dividends paid                                                           (9,098)            (9,636)
Stock issued for employee benefit and compensation programs               1,668                812
Repurchase of common stock                                             (125,534)              --
Return of policyholders' account balances                               (16,810)           (20,851)
Receipts credited to policyholders' account balances                     31,739             37,341
                                                                    -----------        -----------
NET CASH USED IN FINANCING ACTIVITIES                                  (157,699)           (29,799)

DECREASE IN CASH                                                        (32,618)           (11,710)
Cash at beginning of year                                                61,786             36,774
                                                                    -----------        -----------
CASH AT END OF PERIOD                                               $    29,168        $    25,064
                                                                    ===========        ===========

See Notes to Consolidated and Condensed Financial Statements

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

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


2.        SALE OF PIERCE NATIONAL LIFE

          On April 8, 1998, the Company completed the sale of its remaining 79% interest in Pierce National Life Insurance Company ("Pierce") to Fortis, Inc. Fortis had previously purchased 21% of the common stock of Pierce as of December 31, 1997. The Company received net cash totaling approximately $133 million at closing. The Company recognized a loss on the sale of Pierce of $18.9 million during the first quarter of 1998.


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


4.        COMPREHENSIVE INCOME

          The components of comprehensive income, net of related income taxes, for the three-month and six-month periods ended June 30, 1998 and 1997, respectively, are as follows:


                                                   Three Months Ended            Six Months Ended
                                                         June 30,                     June 30,
                                                 -----------------------       ------------------------
                                                   1998           1997           1998            1997
                                                 --------        -------       --------        --------
         (In 000's)
         Net Income                              $ 16,268        $20,398       $ 13,845        $ 36,265
         Unrealized (losses) gains on
         securities                               (28,701)        20,328        (29,303)           (389)
         Foreign currency translation
         adjustments                                 (481)           941           (335)            731
                                                 --------        -------       --------        --------
         Comprehensive (loss) income             $(12,914)       $41,667       $(15,793)       $ 36,607
                                                 ========        =======       ========        ========

5.        EARNINGS PER SHARE

          The calculation of basic and diluted earnings per share is as follows:


                                                     Three Months Ended                        Six Months Ended
                                                          June 30,                                 June 30,
                                              --------------------------------        --------------------------------
                                                  1998                1997                1998                1997
                                              ------------        ------------        ------------        ------------
                                                                            (Unaudited)
    Numerator - Earnings:

    Net Income                                $ 16,268,000        $ 20,398,000        $ 13,845,000        $ 36,265,000
    Preferred Dividends                           (672,000)           (923,000)         (1,348,000)         (1,846,000)
                                              ------------        ------------        ------------        ------------

    Numerator for basic earnings per
    share                                       15,596,000          19,475,000          12,497,000          34,419,000

    Effect of Dilutive Securities:

    Redeemable Preferred Stock                     410,000             661,000                --             1,322,000
    Convertible Preferred Stock                    262,000             262,000                --               524,000
                                              ------------        ------------        ------------        ------------

    Numerator for diluted earnings per
    share                                     $ 16,268,000        $ 20,398,000        $ 12,497,000        $ 36,265,000
                                              ============        ============        ============        ============

    Denominator - Average Shares
    Outstanding:

    Denominator for basic earnings per
    share - weighted average shares             18,438,000          20,250,000          19,299,000          20,243,000

    Effect of Dilutive Securities:

    Stock Options                                  164,000             192,000             169,000             200,000
    Redeemable Preferred Stock                     716,000           1,254,000                --             1,257,000
    Convertible Preferred Stock                    600,000             600,000                --               600,000
                                              ------------        ------------        ------------        ------------

    Denominator for diluted earnings
    per share                                   19,918,000          22,296,000          19,468,000          22,300,000
                                              ============        ============        ============        ============

    Basic Earnings Per Share                  $       0.85        $       0.96        $       0.65        $       1.70
    Diluted Earnings Per Share                $       0.82        $       0.92        $       0.64        $       1.63


6.       COMMITMENTS AND CONTINGENCIES

         At June 30, 1998, the Company had made commitments as shown below:

         (In 000's)

             Investment real estate                                  $1,001
             Mortgage loans and fixed maturity securities            22,445
             Other                                                    4,505
                                                                    -------
                                                                    $27,951
                                                                    =======


7.       RECLASSIFICATIONS

         Certain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or shareholders' equity.


8.       SUBSEQUENT EVENT

         On July 31, 1998, the Company completed the purchase of WALB-TV in Albany, Georgia, an NBC affiliate. The $78 million asset acquisition was funded using proceeds from the Company's credit facility.

The Liberty Corporation and Subsidiaries            Quarter Ended June 30, 1998
Management's Discussion and Analysis of Operations


                                 PART I, ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)



The Liberty Corporation is a holding company with operations in insurance and broadcasting. Liberty ("the Company") markets its insurance products through Liberty Life Insurance Company. Additionally, Liberty is one of the nation's largest life insurance third-party administrators, providing administrative services for over 4.5 million policies through Liberty Insurance Services Corporation. The Company's broadcasting subsidiary, Cosmos Broadcasting, consists of nine network-affiliated stations in the Southeast and Midwest. Six stations are affiliated with NBC, two with ABC, and one with CBS.


RESULTS OF OPERATIONS

On March 11, 1998, the Company completed a tender offer repurchasing 2.4 million shares of its stock at $52 per share and on April 8, 1998, the Company completed the sale of Pierce National Life Insurance Company ("Pierce"). These two transactions combined to have a significant impact on the Company's earnings for the quarter and year-to-date period.

Liberty reported consolidated net income for the second quarter totaling $16.3 million, a 20% decline from the prior year quarter (see table below). Operating earnings (which exclude realized investment gains and losses) for the second quarter totaled $15.2 million, compared with earnings of $18.5 in the second quarter of 1997. Net income reflects realized investment gains (after-tax) of $1.1 million in the second quarter of 1998, compared with gains of $1.9 million during the same period last year.

Year-to-date net income of $13.8 million was 62% lower than the $36.3 million reported for the comparable 1997 period. The difference is due primarily to the loss on the sale of Pierce of $18.9 million reported in the first quarter of 1998. Operating earnings decreased $3.0 million (9%) from the same period of 1997. Net income includes realized investment gains (after-tax) of $3.1 million for the first six months of 1998, compared with gains of $3.6 million for the first six months of 1997.


                                                        Second Quarter               Year-to-date
                                                    ---------------------       -----------------------
                                                      1998          1997           1998           1997
                                                    -------       -------       --------        -------
Income before income taxes and
      loss on sale of Pierce National               $25,344       $31,850        $50,508        $55,972
Income taxes                                          9,076        11,452         17,744         19,707
                                                    -------       -------       --------        -------
Income before loss on sale of Pierce National        16,268        20,398         32,764         36,265
Loss on sale of Pierce National                        --            --          (18,919)          --
                                                    -------       -------       --------        -------
Net Income                                          $16,268       $20,398       $ 13,845        $36,265
                                                    =======       =======       ========        =======

The Liberty Corporation and Subsidiaries            Quarter Ended June 30, 1998
Management's Discussion and Analysis of Operations


A reconciliation of operating income to net income follows:

                                                  Second Quarter                 Year-to-date
                                               ---------------------       -----------------------
                                                 1998          1997           1998           1997
                                               -------       -------       --------        -------
Operating Earnings:
Insurance                                      $ 8,075       $12,016       $ 18,835        $22,571
Broadcasting                                     7,111         6,531         10,845         10,088
                                               -------       -------       --------        -------
   Total operating earnings                     15,186        18,547         29,680         32,659
Net realized investment gains and losses         1,082         1,851          3,084          3,606
Loss on the sale of Pierce                        --            --          (18,919)          --
                                               -------       -------       --------        -------
   Net income                                  $16,268       $20,398       $ 13,845        $36,265
                                               =======       =======       ========        =======

Diluted Earnings per Share:
Operating earnings                             $  0.76       $  0.83       $   1.42        $  1.47
Net realized investment gains and losses          0.06          0.09           0.16           0.16
Loss on sale of Pierce                            --            --            (0.94)          --
                                               -------       -------       --------        -------
   Diluted earnings per share                  $  0.82       $  0.92       $   0.64        $  1.63
                                               =======       =======       ========        =======


The Company's insurance operations reported a decrease in operating earnings of $3.9 million compared with the second quarter of 1997. Adjusting for the proforma effect on operations of using the proceeds from the sale of Pierce (net of cash used for the share repurchase) to repay debt, the decrease in earnings from the second quarter of 1997 was $0.6 million. The majority of this decrease in 1998 on a proforma basis is due to a $0.5 million higher loss in Liberty Insurance Services due to higher marketing expenses and higher system costs associated with the conversion of systems administering the Fortis pre-need block of business. Liberty Life reported a decrease in operating earnings of $1.4 million from the prior year second quarter, with the two primary lines of business (Agency and Financial Services Marketing) both reporting decreases from the prior year. This decline was a result of higher expenses and higher deferred acquisition cost amortization in the Agency line of business. Beginning in 1998 the Company changed its method of allocating expenses and now allocates significantly higher expenses to the operating units. As a result, the expense level in Liberty Life will be considerably higher in 1998 compared with the prior year. On an overall basis the change in the expense allocation method does not impact total insurance operations results. The expenses being allocated were previously reported in "Corporate and Other" (now reported as part of the insurance operations results).

The broadcasting operations reported a 9% increase in operating earnings compared with the comparable prior year quarter on the strength of a $3.4 million (9%) increase in revenues. Local and political revenues were the strongest contributors to the increase over the prior year quarter, with political alone accounting for $2.6 million of the increase.

Consolidated revenues decreased $31.8 million (19%) from the prior year quarter, primarily as a result of the loss of revenues from Pierce. Excluding realized gains and losses, revenues decreased $30.1 million, also as a result of the Pierce sale. Excluding Pierce from the 1997 results, Liberty reported a $10.8 million (9%) increase in revenues (excluding realized gains and losses). Insurance premiums and policy charges increased for the quarter and six month period on the strength of year-over-year premium growth in Financial Services Marketing. Broadcasting revenues increased 9% for both the quarter and year-to-date period, primarily on the strength of local and political revenues. Liberty Insurance Services reported a $2.5 million increase in service contract revenues as a result of the servicing contract with Fortis. Revenues from the Fortis contract also accounted for the year to date increase of $5.0 million.

Policyholder benefits decreased 44% and 23% for the quarter and year-to-date periods, respectively, due to the sale of Pierce. Excluding Pierce from the 1997 results, policyholder benefits for Liberty Life were down 1% from the second quarter of 1997 and level with the first six months of 1997. Commissions also decreased as a result of the Pierce sale. However, the decline was

The Liberty Corporation and Subsidiaries            Quarter Ended June 30, 1998
Management's Discussion and Analysis of Operations


partially offset as second quarter commissions from the Liberty Life Financial Services Marketing division accidental death product group increased $2.3 million over the prior year. A substantial amount of this line of business is marketed through a third party marketing organization. All payments to this third party, which include commissions and certain payments for certain general and administrative functions, are reported as commissions expense. On a year-to-date basis Liberty Life commissions have increased 12% due to the payments to this third party marketing organization. General insurance expenses have increased over the prior year for both the quarter and year-to-date as lower expenses due to the Pierce sale have been offset by higher expenses in Liberty Insurance Services associated with the Fortis contract and higher allocations of expenses from Corporate as previously described. Liberty Insurance Services expenses increased $3.4 million and $5.3 million over the prior year quarter and year-to-date periods, respectively, as a result of this contract.

Broadcasting expenses increased 8% over the prior year quarter and 10% year-to-date due to higher expenses resulting from planned strategic initiatives in several of the Company's markets.

Interest expense decreased from the prior year second quarter by $0.2 million as a result of carrying a lower level of debt and lower rates. Year to date interest expense declined $0.6 million from the prior year.

Liberty reported a pre-tax loss on the sale of Pierce National of $13.8 million during the first quarter. The loss is included as a separate line item in the financial statements and includes (i) approximately $2.7 million of expenses incurred directly related to the sale, and (ii) approximately $11.1 million representing the carrying value of Pierce in excess of consideration received on the sale. The income tax expense for the year includes a provision of $5.1 million representing taxes payable on the sale of Pierce. Liberty's tax basis in Pierce National was less than the net consideration received resulting in a taxable gain on the transaction and therefore an additional tax liability to the Company. The other expense line includes approximately $0.9 million representing Fortis' 21% interest in the earnings of Pierce through the sale date.

The year to date effective tax rate is 62.3% for 1998, compared with 35.2% for 1997. The high rate for 1998 is attributable to the loss on Pierce above, and the taxable gain on the transaction that resulted in $5.1 million of additional tax expense.


Impact of Year 2000

The Company is in the process of modifying its computer systems to be Year 2000 compliant. This includes reprogramming, replacing, and testing software for Year 2000 modifications. The Company has completed its assessment of the systems which must be remediated and is in the process of performing the remediation and testing those systems for which remediation is complete. Certain systems have been completely tested and are now Year 2000 compliant. The Company anticipates being substantially complete with the Year 2000 project by December 31, 1998. The Company has initiated formal communications with all of its significant suppliers and vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project costs and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 issues based on information presently available. However, risks and uncertainties exist in most significant system development projects. If conversion of the Company's systems is not completed on a timely basis due to non-performance by third party vendors or other unforeseen circumstances, the Year 2000 issue could have a material adverse impact on the operations of the Company.

The Company has implemented several major systems projects during the last three and one-half years that were not specifically performed to remediate Year 2000 issues. However, during the course of those projects, systems have been modified to ensure that they are Year 2000 compliant. The total cost of the projects undertaken beginning in 1995 for which a component of the project, or the entire project, had to do with remediating the Year 2000 problem is estimated to be approximately $19 million and is being funded through operating cash flows. Of the total, approximately $3.9 million will be expensed as incurred, with the remainder to be capitalized as it relates primarily to upgrading or replacing systems for business reasons other than the Year 2000. To date the Company has incurred approximately $12.8 million of costs ($11.8 million capitalized and $1.0 million expensed). Of this total, the amounts spent in 1998 include approximately $3.1 million capitalized and $0.4 million expensed.

The Liberty Corporation and Subsidiaries            Quarter Ended June 30, 1998
Management's Discussion and Analysis of Operations


Investments

As of June 30, 1998, Liberty's consolidated investment portfolio was carried at $1.4 billion. Approximately 67% of consolidated invested assets were in fixed maturity securities (bonds and redeemable preferred stocks), 16% were in mortgage loans, 7% in policy loans, with the balance consisting of equity securities (5%), real estate (3%), and other long term investments (2%).

The overall average credit rating of fixed maturity securities as of June 30, 1998 was A+. Less than investment grade securities comprised 5.1% of the fixed maturity portfolio at June 30, 1998, compared with 3.2% at December 31, 1997.

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company reported an unrealized gain of $32.2 million on fixed maturity securities available for sale and equity securities as of June 30, 1998. This compares with an unrealized gain of $61.5 million at December 31, 1997. Approximately $24.2 million of the gains reported at December 31, 1997 were associated with investments held by Pierce National. The year-to-date decrease in unrealized investment gains and losses associated with Liberty's continuing operations is $5.1 million. Due to the requirements of SFAS No. 115, shareholders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of fixed maturity securities.

Approximately 31% of the Company's $924 million bond portfolio at June 30, 1998, was comprised of mortgage-backed securities compared to 40% at December 31, 1997. Certain mortgage-backed securities are subject to significant prepayment or extension risk due to changes in interest rates. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at interest rates comparable to the rates on the prepaid mortgages. In a rising interest rate environment refinancings are significantly curtailed and the payments to the holders of the securities decline, limiting the ability of the holder to reinvest at the higher interest rates. Mortgage-backed pass-through securities and sequential collateralized mortgage obligations ("CMO's"), which comprised 23% of the book value of the Company's mortgage-backed securities at June 30, 1998, and 19% at December 31, 1997, are sensitive to prepayment or extension risk. The remaining 77% and 81% of the Company's mortgage-backed investment portfolio at June 30, 1998 and December 31, 1997, respectively, consisted of planned amortization class ("PAC") instruments. These investments are designed to amortize in a more predictable manner by shifting the primary prepayment and extension risk of the underlying collateral to investors in other tranches of the CMO.

Mortgage loans of $217.7 million comprised 16% of the consolidated investment portfolio at June 30, 1998. Substantially all of these mortgage loans are commercial mortgages with a loan to value ratio not exceeding 75% when made. These loans are concentrated in the southeast primarily in the states of North Carolina, South Carolina, Georgia, Florida, Virginia, Louisiana and Tennessee.


Capital, Financing and Liquidity

At June 30, 1998 the Company's borrowings and notes payable amounted to $152.2 million, a decrease of $41.7 million from the $191.9 million outstanding at December 31, 1997. This decrease is the result of using the proceeds from the sale of Pierce National in excess of the funds required for the 2.4 million share repurchase to re-pay debt.

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

The Liberty Corporation and Subsidiaries            Quarter Ended June 30, 1998
Management's Discussion and Analysis of Operations


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

As previously mentioned, Liberty completed the purchase of WALB-TV in Albany, GA, an NBC affiliate, on July 31, 1998. The purchase price of $78 million was funded using proceeds from the credit facility. Additionally, the previously announced acquisition of WWAY-TV in Wilmington, NC, an ABC affiliate, is expected to close during the fourth quarter, pending completion of the definitive agreement and regulatory approvals and will be funded using proceeds from the Company's credit facility.

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

Other Company commitments are shown in Note 6 contained in the accompanying financial statements. Additional detail as to commitments and financing is contained in the Notes to the Consolidated Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 1997.

Further discussion of investments and valuation is contained in Notes 1 and 2 to the Consolidated Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 1997.


CASH FLOWS

The Company's net cash flow from operating activities was $10.3 million for the first six months of 1998 compared to $22.1 million for the same period of 1997. The Company's net cash provided by investing activities was $114.8 million, of which $133.1 million represents net cash proceeds from the sale of Pierce National. Net cash used in financing activities was $157.7 million, of which $125.5 million was used to complete the repurchase of 2.4 million shares of common stock during the first quarter of 1998. As a result of its activities, the Company had a $32.6 million decrease in cash compared to a decrease of $11.7 million in the same period in 1997.


Accounting Developments

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This Standard establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this standard had no impact on the Company's net income or shareholders' equity. In addition to certain other adjustments, SFAS 130 requires unrealized gains or losses on the Company's available for sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. See Note 4.

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

The Liberty Corporation and Subsidiaries            Quarter Ended June 30, 1998
Management's Discussion and Analysis of Operations


In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard is required to be adopted in years beginning after June 15, 1999. The Company has not determined when it will adopt this standard. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's use of derivatives is limited to fixing the cost of borrowings on a portion of the outstanding debt. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company, but it is not expected to be material.


Forward Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained herein or in any other written or oral statements made by, or on behalf of the Company, are or may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the following: changes in general economic conditions, including the performance of financial markets and interest rates; competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; and adverse litigation results. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments, or otherwise.

PART II, ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders of the registrant was held May 5, 1998.

(b) The following four individuals were elected as directors to serve for three-year terms: Edward E. Crutchfield, John R. Farmer, William O. McCoy, and John H. Mullin, III. Listed below are directors who continued their term of office after the meeting: Rufus C. Barkley, Jr., W. Hayne Hipp, W. W. Johnson, Buck Mickel, Benjamin F. Payton, J. Thurston Roach, Eugene E. Stone, IV, and William B. Timmerman.

(c)      Matters voted upon at the annual meeting are as follows:

                                                                                       Withheld/          Broker
                                                  For           Against               Abstentions        Nonvotes
                                             -----------------------------------------------------------------------
To elect as directors:
Edward E. Crutchfield                          16,582,415          ---                  108,554             ---
John R. Farmer                                 16,582,415          ---                  108,554             ---
William O. McCoy                               16,582,415          ---                  108,554             ---
John H. Mullin, III                            16,582,415          ---                  108,554             ---

To elect as independent auditors:
Ernst & Young LLP                              16,619,045         1,936                  69,988             ---




(d) There were no settlements between the registrant and any other participants.


PART II, ITEM 6.  Exhibit and Reports on Form 8-K

         (a) A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

         (b) The filing of Form 8-K was not required during the second quarter of 1998.



                                INDEX TO EXHIBITS


EXHIBIT 11 Consolidated Earnings Per Share Computation (included in Note 5 of Notes to Consolidated and Condensed Financial Statements)

EXHIBIT 27      Financial Data Schedule (Electronic Filing Only)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






THE LIBERTY CORPORATION                             Date:  August 13, 1998
-----------------------
(Registrant)




/s/ Kenneth W. Jones
---------------------------------
Kenneth W. Jones
Corporate Controller




/s/ Martha G. Williams
---------------------------------
Martha G. Williams
Vice President, General Counsel and Secretary