Form 10-Q
period 1998-09-30
LIBERTY CORP
filed 1998-11-13
CIK 59229

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                    Number of shares Outstanding
Title of each class                   as of September 30, 1998
-------------------                 ----------------------------
Common Stock                                 18,642,501

                    Page 1 of 23 sequentially numbered pages.
                        The Exhibit Index is on Page 16.

                                 PART I, ITEM 1
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED AND CONDENSED BALANCE SHEETS


(In 000's)                                                                       September 30,           December 31,
                                                                                      1998                   1997
                                                                                 -------------           ------------
                                                                                             (Unaudited)
ASSETS
Investments:
  Fixed Maturity Securities available for sale, at market, cost of $887,656
     at 9/30/98 and $1,587,587 at 12/31/97                                     $        944,901        $      1,673,888
  Equity Securities, at market, cost of $67,296 at 9/30/98 and $55,992 at
    12/31/97                                                                             69,697                  74,568
  Mortgage Loans                                                                        216,300                 244,821
  Investment Real Estate                                                                 42,159                  49,169
  Loans to Policyholders                                                                 90,143                 100,322
  Other Long-Term Investments                                                            21,924                  18,459
  Short-Term Investments                                                                    250                     250
                                                                               ----------------        ----------------
     Total Investments                                                                1,385,374               2,161,477

Cash                                                                                     22,591                  61,786
Accrued Investment Income                                                                13,087                  21,723
Receivables                                                                              65,053                  69,433
Receivable from Reinsurers                                                              281,322                 278,165
Deferred Acquisition Costs and Cost of Business Acquired                                286,010                 337,841
Buildings and Equipment                                                                  83,405                  74,338
Intangibles Related to Television Operations                                            156,349                  90,080
Goodwill Related to Insurance Acquisitions                                               23,109                  33,950
Other Assets                                                                             60,598                  55,965
                                                                               ================        ================
     Total Assets                                                              $      2,376,898        $      3,184,758
                                                                               ================        ================

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities
 Policy Liabilities                                                            $      1,337,072        $      1,955,931
 Notes, Mortgages and Other Debt                                                        224,250                 191,914
 Accrued Income Taxes                                                                     7,755                   3,282
 Deferred Income Taxes                                                                  130,753                 173,562
 Accounts Payable and Accrued Expenses                                                  104,877                 106,191
 Other Liabilities                                                                        3,983                   4,902
 Minority Interest                                                                          ---                  37,160
                                                                               ----------------        ----------------
     Total Liabilities                                                                1,808,690               2,472,942
                                                                               ----------------        ----------------
Redeemable Preferred Stock
1994-A Series, $35.00 redemption value, shares issued and outstanding -
     204,830 in 1998 and 504,168 in 1997                                                  7,169                  17,646
1994-B Series, $37.50 redemption value, shares issued and outstanding -
     482,068 in 1998 and 525,948 in 1997                                                 18,078                  19,723
                                                                               ----------------        ----------------
     Total Redeemable Preferred Stock                                                    25,247                  37,369
                                                                               ----------------        ----------------

Shareholders' Equity
 Common Stock                                                                            68,897                 182,994
 Series 1995-A Convertible Preferred Stock, $35.00 redemption value, 599,985
     shares issued and outstanding                                                       20,999                  20,999
 Unearned Stock Compensation                                                             (9,141)                (10,872)
 Retained Earnings                                                                      430,439                 419,476
 Accumulated Other Comprehensive Income:
   Unrealized Investment Gains                                                           31,767                  61,515
   Cumulative Foreign Currency Translation Adjustment                                       ---                     335
                                                                               ----------------        ----------------
     Total Shareholders' Equity                                                         542,961                 674,447
                                                                               ----------------        ----------------
       Total Liabilities, Redeemable Preferred Stock and Shareholders' Equity  $      2,376,898        $      3,184,758
                                                                               ================        ================


See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS


                                                             Three Months ended                    Nine Months ended
                                                                September 30,                         September 30,
                                                      --------------------------------        ----------------------------
(In 000's, except per share data)                          1998               1997                1998            1997
                                                      ------------        ------------      ------------       -----------
                                                                                    (Unaudited)

REVENUES
 Insurance Premiums & Policy Charges                  $     66,031        $     88,445      $    219,297       $    263,807
 Broadcasting Revenues                                      37,925              33,517           110,946            100,753
 Net Investment Income                                      26,151              40,122            93,834            118,454
 Service Contract Revenue                                    5,073               1,872            13,475              5,302
 Realized Investment Gains                                     786               2,728             5,575              8,739
                                                      ------------        ------------      ------------       ------------
   Total Revenues                                          135,966             166,684           443,127            497,055
                                                      ------------        ------------      ------------       ------------

EXPENSES
 Policyholder Benefits                                      33,163              55,637           122,581            172,293
 Insurance Commissions                                      19,853              20,030            59,894             59,262
 General Insurance Expenses                                 18,954              16,796            57,109             50,584
 Amortization of Deferred Acquisition Costs                  9,930              11,167            31,282             33,105
 Broadcasting Expenses                                      26,517              24,115            77,158             70,282
 Interest Expense                                            3,671               3,123            10,032             10,093
 Loss on Sale of Subsidiary                                     --                  --            13,811                 --
 Other Expenses                                              6,939               4,822            17,624             14,470
                                                      ------------        ------------      ------------       ------------
   Total Expenses                                          119,027             135,690           389,491            410,089
                                                      ------------        ------------      ------------       ------------

Income Before Income Taxes                                  16,939              30,994            53,636             86,966
Income Tax Provision                                         6,032              10,765            28,884             30,472
                                                      ------------        ------------      ------------       ------------
  NET INCOME                                          $     10,907        $     20,229      $     24,752       $     56,494
                                                      ============        ============      ============       ============


EARNINGS PER SHARE:
  Basic earnings per common share                     $        .56        $        .94      $       1.20       $       2.64
  Diluted earnings per common share                   $        .55        $        .90      $       1.19       $       2.53
  Dividends Per Common Share                          $        .22        $        .20      $        .64       $       .585

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS


                                                                             Nine Months Ended September 30,
                                                                            ---------------------------------
(In 000's)                                                                      1998                  1997
                                                                            -------------        -------------
                                                                                       (Unaudited)
OPERATING ACTIVITIES
Net Income                                                                     $    24,752          $    56,494
Adjustments to reconcile net income to net cash provided (used)
in operating activities:
     (Decrease) increase in policy liabilities                                     (10,132)               7,186
     Increase (decrease) in accounts payable and accrued liabilities                 3,575                 (285)
     Increase in receivables                                                        (1,408)              (2,055)
     Amortization of policy acquisition costs                                       31,282               33,105
     Policy acquisition costs deferred                                             (38,666)             (39,549)
     Realized investment gains                                                      (5,575)              (8,739)
     Gain on sale of operating assets                                                 (924)              (1,604)
     Loss on sale of subsidiary                                                     13,811                   --
     Depreciation and amortization                                                  14,513               15,389
     Amortization of bond premium and discount                                      (5,602)              (5,354)
     Provision for deferred income taxes                                             1,268                3,205
     All other operating activities, net                                            (3,740)              (9,456)
                                                                               -----------          -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           23,154               48,337

INVESTMENT ACTIVITIES
Investment securities sold                                                          53,239              108,522
Investment securities matured or redeemed by issuer                                143,183               77,770
Cost of investment securities acquired - available for sale                       (223,032)            (229,800)
Mortgage loans made                                                                (30,936)             (34,112)
Mortgage loan repayments                                                            30,022               27,290
Purchase of investment real estate, buildings and equipment                        (13,372)             (17,795)
Sale of investment real estate, buildings and equipment                             11,594               54,959
Net cash received on sale of subsidiary                                            133,060                   --
Net cash paid on purchase of television stations                                   (78,787)                  --
Purchase of short-term investments                                                  (8,255)                  --
Sales of short-term investments                                                      8,255                   --
All other investment activities, net                                                  (405)                (767)
                                                                               -----------          -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 24,566              (13,933)

FINANCING ACTIVITIES
Proceeds from borrowings                                                         2,707,000            2,001,000
Principal payments on debt                                                      (2,674,664)          (2,048,947)
Dividends paid                                                                     (13,788)             (14,613)
Stock issued for employee benefit and compensation programs                          1,571                3,446
Repurchase of common stock                                                        (129,202)                  --
Return of policyholders' account balances                                          (24,371)             (28,756)
Receipts credited to policyholders' account balances                                46,539               53,544
                                                                               -----------          -----------
NET CASH USED IN FINANCING ACTIVITIES                                              (86,915)             (34,326)
(DECREASE) INCREASE  IN CASH                                                       (39,195)                  78
Cash at beginning of year                                                           61,786               36,774
                                                                               -----------          -----------
CASH AT END OF PERIOD                                                          $    22,591        $      36,852
                                                                               ===========        =============

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

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


2.       PURCHASE OF TELEVISION STATION

         On July 31, 1998, the Company completed the acquisition of WALB-TV in Albany, Georgia. The $78.8 million asset acquisition was funded using proceeds from the Company's credit facility. WALB-TV is affiliated with the NBC network.


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

4.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related income taxes, for the three-month and nine-month periods ended September 30, 1998 and 1997, respectively, are as follows:



                                                                Three Months Ended          Nine Months Ended
                                                                   September 30,               September 30,
                                                              ---------------------      -----------------------
                                                                1998          1997          1998          1997
                                                              -------       -------      --------       --------
(In 000's)
Net Income                                                    $10,907       $20,229       $24,752        $56,494
Unrealized  (losses)  gains on securities                        (445)       11,883       (29,748)        11,494
Foreign  currency  translation adjustments                          0           299          (335)         1,030
                                                              -------       -------       -------        -------
Comprehensive income (loss)                                   $10,462       $32,411       $(5,331)       $69,018
                                                              =======       =======       =======        =======

5.       EARNINGS PER SHARE

         The calculation of basic and diluted earnings per share is as follows:


                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                           -------------------------------    ------------------------------
                                               1998               1997             1998             1997
                                           -------------     -------------    -------------     ------------
                                                                     (Unaudited)
         Numerator - Earnings:

         Net Income                         $10,907,000       $20,229,000      $24,752,000       $56,494,000
         Preferred Dividends                   (631,000)         (916,000)      (1,979,000)       (2,762,000)
                                            -----------       -----------      -----------       -----------

         Numerator  for  basic   earnings
         per share                           10,276,000        19,313,000       22,773,000        53,732,000

         Effect of Dilutive Securities:

         Redeemable Preferred Stock             369,000           654,000               --         1,976,000
         Convertible Preferred Stock            262,000           262,000               --           786,000
                                            -----------       -----------      -----------       -----------

         Numerator  for diluted  earnings
         per share                          $10,907,000       $20,229,000      $22,773,000       $56,494,000
                                            ===========       ===========      ===========       ===========

         Denominator  -  Average  Shares
         Outstanding:

         Denominator  for basic  earnings
         per  share  -  weighted  average
         shares                              18,417,000        20,472,000       19,005,000        20,319,000

         Effect of Dilutive Securities:

         Stock Options                          164,000           234,000          158,000           212,000
         Redeemable Preferred Stock             677,000         1,253,000               --         1,256,000
         Convertible Preferred Stock            600,000           600,000               --           600,000
                                              ---------        ----------       ----------        ----------

         Denominator for diluted
         earnings per share                  19,858,000        22,559,000       19,163,000        22,387,000
                                             ==========        ==========       ==========        ==========

         Basic Earnings Per Share                  $.56              $.94            $1.20             $2.64
         Diluted Earnings Per Share                $.55              $.90            $1.19             $2.53

6.       COMMITMENTS AND CONTINGENCIES

         At September 30, 1998, the Company had made commitments as shown below:

           (In 000's)
           Investment real estate                                               $  1,281
           Mortgage loans and fixed maturity securities                           32,855
           Other                                                                   5,405
                                                                                 -------
                                                                                 $39,541
                                                                                 =======


7.       RECLASSIFICATIONS

         Certain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or shareholders' equity.

The Liberty Corporation and Subsidiaries        Quarter Ended September 30, 1998
Management's Discussion And Analysis of Operations


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

Liberty reported consolidated net income for the third quarter totaling $10.9 million, a 46% decline from the prior year quarter (see table below). Operating earnings (which exclude realized investment gains and losses) for the third quarter totaled $10.5 million, compared with operating earnings of $18.5 in the third quarter of 1997. Net income reflects realized investment gains (after-tax) of $0.4 million in the third quarter of 1998, compared with gains of $1.7 million during the same period last year.

Year-to-date net income of $24.7 million was 56% lower than the $56.5 million reported for the comparable 1997 period. The difference is largely due to the loss on the sale of Pierce of $18.9 million reported in the first quarter of 1998. Operating earnings decreased $11.0 million (22%) from the same period of 1997. Net income includes realized investment gains (after-tax) of $3.5 million for the first nine months of 1998, compared with gains of $5.3 million for the first nine months of 1997.



                                                             Third Quarter                       Year-to-date
                                                             --------------                      ------------
                                                          1998               1997               1998            1997
                                                       -----------     --------------       ------------    -------------
Income  before  income  taxes  and  loss on sale of
     Pierce National                                   $    16,939      $      30,994       $     67,447    $      86,966
Income taxes                                                 6,032             10,765             23,776           30,472
                                                        -----------     --------------      ------------    -------------
Income before loss on sale of Pierce National               10,907             20,229             43,671           56,494
Loss on sale of Pierce National                                 --                 --            (18,919)              --
                                                        ----------      -------------       ------------    -------------
Net Income                                             $    10,907      $      20,229       $     24,752    $      56,494
                                                       ===========      =============       ============    =============


The Liberty Corporation and Subsidiaries        Quarter Ended September 30, 1998
Management's Discussion And Analysis of Operations


A reconciliation of operating income to net income follows:



                                                              Third Quarter                        Year-to-date
                                                             --------------                        ------------
                                                          1998               1997               1998             1997
                                                         -------           -------            -------          -------
Operating Earnings:
Insurance                                                $ 5,841            $14,108            $24,676          $36,679
Broadcasting                                               4,635              4,402             15,480           14,490
                                                         -------            -------            -------          -------
   Total operating earnings                               10,476             18,510             40,156           51,169
Net realized investment gains and losses                     431              1,719              3,515            5,325
Loss on the sale of Pierce                                    --                 --            (18,919)              --
                                                         -------            -------            -------          -------
   Net income                                            $10,907            $20,229            $24,752          $56,494
                                                         =======            =======            =======          =======

Diluted Earnings per Share:
Operating earnings                                       $  0.53            $  0.82            $  1.95          $  2.29
Net realized investment gains and losses                    0.02               0.08               0.17             0.24
Loss on sale of Pierce                                        --                 --              (0.93)              --
                                                         -------            -------            -------          -------
   Diluted earnings per share                            $  0.55            $  0.90            $  1.19          $  2.53
                                                         =======            =======            =======          =======


The Company's insurance operations reported a decrease in operating earnings of $8.3 million compared with the third quarter of 1997. Adjusting for the proforma effect on operations of using the proceeds from the sale of Pierce (net of cash used for the share repurchase) to repay debt, the decrease in earnings from the third quarter of 1997 was $4.6 million. The decline in 1998 earnings compared with proforma 1997 earnings was a result of higher mortality costs in Liberty Life, higher deferred acquisition cost amortization in Liberty Life, and higher overall expenses. Liberty Life reported a decrease in operating earnings of $4.9 million from the prior year third quarter, with the two primary lines of business (Agency and Financial Services Marketing) both reporting decreases from the prior year. The decline in Agency was due to higher mortality costs, higher expenses and higher deferred acquisition cost amortization. Premium growth in the Financial Services Marketing (FSM) division was offset by higher deferred acquisition cost amortization and higher expenses. Beginning in 1998 the Company changed its method of allocating expenses and now allocates significantly higher expenses to the operating units. As a result, the expense level in Liberty Life will be considerably higher in 1998 compared with the prior year. On an overall basis the change in the expense allocation method does not impact total insurance operations results. The expenses being allocated were previously reported in "Corporate and Other" (now reported as part of the insurance operations results). Another factor contributing to higher expenses compared to the prior year was non-recurring litigation expenses associated with the settlement of previously disclosed litigation related to an acquisition-related contract dispute. These non-recurring litigation expenses contributed approximately $3.0 million to the expense variance for the quarter.

The broadcasting operations reported a 5% increase in operating earnings compared with the comparable prior year quarter on the strength of a $4.4 million (13%) increase in revenues. Local and political revenues were the strongest contributors to the increase over the prior year quarter, with political alone accounting for $2.2 million of the increase. The results of WALB-TV ("WALB") are included in Cosmos third quarter earnings for two months. The incremental impact to Cosmos revenues and operating earnings from WALB was an increase in revenues of $2.3 million and a decrease in operating earnings of approximately $.3 million.

Consolidated revenues decreased $30.7 million (18%) from the prior year quarter as a result of the loss of revenues from Pierce. Excluding realized gains and losses, revenues decreased $28.8 million, also as a result of the Pierce sale. Excluding Pierce from the 1997 results, Liberty reported a $10.7 million (9%) increase in revenues (excluding realized gains and losses). Insurance premiums and policy charges increased for the quarter and nine month period on the strength of year-over-year premium growth in Financial Services Marketing. Broadcasting revenues increased 13% and 10% for the quarter and year-to-date period, respectively, primarily on the strength of local and political revenues. Excluding the results of WALB, Cosmos revenues increased 6% and 8% for the

The Liberty Corporation and Subsidiaries        Quarter Ended September 30, 1998
Management's Discussion And Analysis of Operations


quarter and year-to-date periods, respectively. Liberty Insurance Services reported a $3.2 million increase in service contract revenues as a result of the servicing contract with Fortis which commenced in the first quarter of 1998. Revenues from the Fortis contract also accounted for the year-to-date increase of $8.2 million.

Policyholder benefits decreased 40% and 29% for the quarter and year-to-date periods, respectively, due to the sale of Pierce. Excluding Pierce from the 1997 results, policyholder benefits for Liberty Life increased 5% over the third quarter of 1997 and 1% over the first nine months of 1997. Although mortality experience for the third quarter of 1998 was consistent with the last several quarters and expectations, the third quarter of 1997 benefited from very favorable mortality experience resulting in the negative year over year comparison. Commissions also decreased as a result of the Pierce sale. However, the decline was partially offset as third quarter commissions from the Liberty Life Financial Services Marketing division accidental death product group increased $2.2 million over the prior year. A substantial amount of this line of business is marketed through a third party marketing organization. All payments to this third party, which include commissions and certain payments for certain general and administrative functions, are reported as commissions expense. On a year-to-date basis Liberty Life commissions increased 12% due to the payments to this third party marketing organization. General insurance expenses increased over the prior year for both the quarter and year-to-date as lower expenses due to the Pierce sale have been offset by higher expenses in Liberty Insurance Services associated with the Fortis contract and higher allocations of expenses from Corporate as previously described. Liberty Insurance Services expenses increased $3.8 million and $9.2 million over the prior year quarter and year-to-date periods, respectively, primarily as a result of the Fortis contract. Deferred acquisition cost amortization declined for both the quarter and year to date periods as a result of the sale of Pierce. In Liberty Life however, amortization of deferred acquisition costs increased 15% and 12% for the quarter and year to date periods, respectively over the prior year.

Broadcasting expenses increased 10% over the prior year quarter and year to date periods due to higher expenses resulting from planned strategic initiatives in several of the Company's markets, as well as the incremental expenses associated with WALB since its acquisition. WALB contributed an incremental $1.7 million to broadcasting expenses (excluding financing costs associated with the purchase) since the acquisition date.

Interest expense increased from the prior year third quarter by $0.5 million as a result of higher debt following the acquisition of WALB-TV. The higher debt level was partially offset by lower rates. Year-to-date interest expense was essentially level with the prior year. Other expenses include primarily the parent company expenses. The negative comparison in this line for both the quarter and year-to-date periods is due to the non-recurring litigation expenses incurred in the third quarter of 1998 which were previously discussed.

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

The year to date effective tax rate is 53.8% for 1998, compared with 35% for 1997. The high rate for 1998 is attributable to the combined affect of the loss on Pierce described above, and the taxable gain on the transaction that resulted in $5.1 million of additional tax expense.

The Liberty Corporation and Subsidiaries        Quarter Ended September 30, 1998
Management's Discussion And Analysis of Operations



INVESTMENTS

As of September 30, 1998, Liberty's consolidated investment portfolio was carried at $1.4 billion. Approximately 68% of consolidated invested assets were in fixed maturity securities (bonds and redeemable preferred stocks), 16% were in mortgage loans, 7% in policy loans, with the balance consisting of equity securities (5%), real estate (3%), and other long term investments (1%).

The overall average investment rating of fixed maturity securities as of September 30, 1998 was A+. Less than investment grade securities comprised 5.3% of the fixed maturity portfolio at September 30, 1998, compared with 3.2% at December 31, 1997.

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company reported an unrealized gain of $31.8 million on fixed maturity securities available for sale and equity securities as of September 30, 1998. This compares with an unrealized gain of $61.5 million at December 31, 1997. Approximately $24.2 million of the gains reported at December 31, 1997 were associated with investments held by Pierce National. The year-to-date decrease in unrealized investment gains and losses associated with Liberty's continuing operations is $5.5 million. Due to the requirements of SFAS No. 115, shareholders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of fixed maturity securities.

Approximately 29% of the Company's $945 million bond portfolio at September 30, 1998, was comprised of mortgage-backed securities compared to 40% at December 31, 1997. Certain mortgage-backed securities are subject to significant prepayment or extension risk due to changes in interest rates. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at interest rates comparable to the rates on the prepaid mortgages. In a rising interest rate environment refinancings are significantly curtailed and the payments to the holders of the securities decline, limiting the ability of the holder to reinvest at the higher interest rates. Mortgage-backed pass-through securities and sequential collateralized mortgage obligations ("CMO's"), which comprised 27% of the book value of the Company's mortgage-backed securities at September 30, 1998, and 19% at December 31, 1997, are sensitive to prepayment or extension risk. The remaining 73% and 81% of the Company's mortgage-backed investment portfolio at September 30, 1998 and December 31, 1997, respectively, consisted of planned amortization class ("PAC") instruments. These investments are designed to amortize in a more predictable manner by shifting the primary prepayment and extension risk of the underlying collateral to investors in other tranches of the CMO.

Mortgage loans of $216.3 million comprised 16% of the consolidated investment portfolio at September 30, 1998. Substantially all of these mortgage loans are commercial mortgages with a loan to value ratio not exceeding 75% when made. These loans are concentrated in the southeast primarily in the states of North Carolina, South Carolina, Georgia, Florida, Virginia, Louisiana and Tennessee.


CAPITAL, FINANCING AND LIQUIDITY

At September 30, 1998 the Company's borrowings and notes payable amounted to $224.3 million, an increase of $32.4 million from the $191.9 million outstanding at December 31, 1997. The increase is due to using proceeds from the company's credit facility to fund the acquisition of WALB, offset by using the proceeds from the sale of Pierce in excess of the amounts required for the 2.4 million share repurchase to repay debt.

In addition to the tender offer completed in March for 2.4 million shares of common stock, the Company purchased in the open market approximately 88,000 shares during the third quarter of 1998 at various prices between $40.50 per share and $43 per share. The total cost of the additional shares purchased was approximately $3.7 million.

The Liberty Corporation and Subsidiaries        Quarter Ended September 30, 1998
Management's Discussion And Analysis of Operations


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

As previously mentioned, Liberty completed the purchase of WALB in Albany, GA, an NBC affiliate, on July 31, 1998. The purchase price of $78 million was funded using proceeds from the credit facility. Additionally, the previously announced acquisitions of WWAY-TV in Wilmington, North Carolina, an ABC affiliate, and KGBT-TV in Harlingen, Texas, a CBS affiliate, are expected to close during the fourth quarter, pending completion of the definitive agreements and regulatory approvals, and will be funded using proceeds from the Company's credit facility.

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


CASH FLOWS

The Company's net cash flow from operating activities was $23.5 million for the first nine months of 1998 compared to $48.3 million for the same period of 1997. The Company's net cash provided by investing activities was $24.2 million, of which $133.1 million represents net cash proceeds from the sale of Pierce National. This is offset by $78.8 million representing net cash paid to purchase WALB. Net cash used in financing activities was $86.9 million, of which $129.2 million was used to complete the repurchase of 2.4 million shares of common stock during the first quarter of 1998, and an additional 88,000 shares in the third quarter. As a result of its activities, the Company had a $39.2 million decrease in cash compared to an increase of $.1 million in the same period in 1997.


IMPACT OF YEAR 2000

GENERAL DESCRIPTION:

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including among other things, a temporary inability to process transactions, send premium billings, pay personnel properly, or engage in normal business activities.

The Liberty Corporation and Subsidiaries        Quarter Ended September 30, 1998
Management's Discussion And Analysis of Operations


The Company has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company currently believes that with modifications and replacements to software and certain hardware, the Year 2000 issue will be mitigated. However, if the required modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. The Company has completed the full assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that a number of the Company's information technology systems could be affected, particularly the insurance administration, billing, and commissioning systems. The Company also completed an assessment of the equipment used at our broadcasting stations and has determined that that most of our broadcasting equipment will not require remediation to be Year 2000 compliant Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's broadcasting operations. In addition, the Company is gathering information about the Year 2000 compliance status of its significant suppliers and business partners and is continuing to monitor their compliance.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT:

For its information technology exposures, to date Liberty is 100% complete with its assessment phase, approximately 80% complete on the remediation phase, 50% complete with its testing phase and has implemented a number of business critical Year 2000 compliant systems. The Company plans to be significantly complete with its testing efforts by March 31, 1999. The remediation, testing, and implementation phases run concurrently for different systems. Completion of the implementation phase for all significant systems is expected by June 30, 1999.

The Company is approximately 80% complete in the remediation phase of its operating equipment used in the broadcasting operations. The Company is approximately 60% complete with the testing of its remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. The Company expects to be substantially complete with its remediation by December 31, 1998. Testing and implementation of affected equipment is expected to be 100% complete by June 30, 1999.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000:

The Company's insurance collection system interfaces directly with significant third party vendors including a large number of banks and financial institutions. The Company is in the process of working with its primary third party vendors to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by December 31, 1999. The Company has completed its remediation efforts on its mission critical collection system and is 80% complete with the testing phase. Testing of all significant systems that are tied to vendor interfaces is expected to be completed no later than December 31, 1998. The Company is asking its critical vendors to provide in written form, documentation relating to their Year 2000 compliance. The Company is in the process of querying its significant suppliers and subcontractors that do not share information systems with the Company. To date, Liberty is not aware of any significant supplier or subcontractor with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that its suppliers or subcontractors will be Year 2000 ready. The inability of the Company's suppliers or subcontractors to complete their Year 2000 resolution process in a timely fashion could materially impact the company. The effect of non-compliance by significant suppliers or subcontractors is not fully determinable. The Company will continue to monitor correspondence from significant suppliers and subcontractors and develop contingency plans where deemed appropriate.


RISK:

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company

The Liberty Corporation and Subsidiaries        Quarter Ended September 30, 1998
Management's Discussion And Analysis of Operations


does not complete any additional phases, the Company would be unable to correctly issue certain insurance policies, invoice customers, collect payments or pay agents properly. In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Additionally, the Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

CONTINGENCY PLANS:

The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, and adjusting staffing strategies. Additionally, the Company has decided to remediate and test older systems that are planned for replacement during the first half of 1999. Thus, if replacement projects are delayed for any reason, the older systems will function beyond the Year 2000.

COSTS:

The Company will utilize both internal and external resources to reprogram, or replace, test and implement the software and equipment to ensure the Company is Year 2000 compliant. The Company has implemented several major systems projects during the last three and one-half years that were not specifically performed to remediate Year 2000 issues. However, during the course of those projects, systems have been modified to ensure that they are Year 2000 compliant. The total cost of the projects to be undertaken for which a component of the project, or the entire project, has to do with remediating the Year 2000 problem is estimated to be approximately $21 million and is being funded through operating cash flows. Of the total, approximately $5.7 million will be expensed as incurred, with the remainder to be capitalized as it relates primarily to upgrading or replacing systems for business reasons other than the Year 2000. To date the Company has incurred approximately $15.3 million of costs ($13.8 million capitalized and $1.5 million expensed). Of this total, the amounts spent in 1998 include approximately $5.1 million capitalized and $0.9 million expensed.

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

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, " Accounting for Derivative Instruments and Hedging Activities". This standard is required to be adopted in years beginning after June 15, 1999. The Company has not determined when it will adopt this standard. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's use of derivatives is limited to fixing the cost of borrowings on a

The Liberty Corporation and Subsidiaries        Quarter Ended September 30, 1998
Management's Discussion And Analysis of Operations


portion of the outstanding debt. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company, but it is not expected to be material.


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

     (b) The filing of Form 8-K was not required during the third quarter of 1998.



                                INDEX TO EXHIBITS

EXHIBIT 3.2       Bylaws, as amended through November 3, 1998
EXHIBIT 11        Consolidated  Earnings Per Share  Computation  (included in Note 5 of Notes to Consolidated and Condensed Financial Statements)
EXHIBIT 27        Financial Data Schedule (Electronic Filing Only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






THE LIBERTY CORPORATION                             Date:  November 13, 1998
(Registrant)




/s/ Kenneth W. Jones
--------------------
Kenneth W. Jones
Corporate Controller




/s/ Martha G. Williams
----------------------
Martha G. Williams
Vice President, General Counsel and Secretary