Form 10-K405
period 1998-12-31
LIBERTY CORP
filed 1999-03-31
CIK 59229

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

         or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

Commission File Number  1-5846

                             THE LIBERTY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             South Carolina                                  57-0507055
----------------------------------------          ------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange on
           Title of Each Class                        Which Registered
-----------------------------------------  -------------------------------------
  Common Stock, no par value per share            New York Stock Exchange
Rights to Purchase Series A Participating
       Cumulative Preferred Stock                 New York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1999:
         Common Stock, No Par Value                   $989,371,471
         --------------------------                   ------------

     The number of shares outstanding of each of Registrant's classes of common stock as of March 15, 1999:
         Common Stock, No Par Value                     18,733,661
         --------------------------                     ----------

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1998 are incorporated into Part II, Items 5, 6, 7, and 8 by reference.

    Portions of The Liberty Corporation Proxy Statement for the Annual Meeting of Shareholders on May 4, 1999 are incorporated into Part III, Items 10, 11, 12, and 13 by reference.

    This report is comprised of pages 1 through 76. The exhibit index is on page 30.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Registrant, The Liberty Corporation ("Liberty" or "the Company") is a holding company incorporated under the laws of the state of South Carolina with broad powers to engage in business. Currently the Company's subsidiaries are operating in the television broadcasting, life insurance, and life insurance policy administration businesses. The Company's principal executive offices are in Greenville, South Carolina.

     The Company's broadcasting subsidiary, Cosmos Broadcasting Corporation, ("Cosmos") consists of eleven network affiliated stations principally located in the Southeast and Midwest, and a cable advertising company. The Company markets insurance products through Liberty Life Insurance Company ("Liberty Life"), which was founded in 1905. Additionally, Liberty is one of the nation's largest life insurance third-party administrators, providing administrative services for
4.4 million policies through Liberty Insurance Services Corporation ("LIS").

     Additional information concerning Liberty's subsidiaries and divisions is included in "Management's Discussion and Analysis" in the Company's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

RECENT DEVELOPMENTS

     On February 2, 1999, the Company announced that it was considering a variety of restructuring alternatives that would more actively support the business objectives of its operating subsidiaries and enhance value for shareholders. While no decisions have been reached, options are being explored that could potentially lead to a spin-off of one of the businesses, a joint venture with another company or other possibilities.

    During 1998, the Company completed the acquisition of three television stations. In July 1998, the Company completed the acquisition of WALB television, a NBC affiliate, located in Albany, Georgia for a cash purchase price of $78.6 million. In November 1998, the Company completed the acquisition of KGBT television, a CBS affiliate, located in Harlingen, Texas for a cash purchase price of $42.9 million. In December 1998, the Company completed the acquisition of WWAY television, an ABC affiliate, located in Wilmington, North Carolina for a cash purchase price of $35.4 million. Funds for the acquisitions were obtained from the Company's credit facility.

    On April 8, 1998, the Company completed the sale of Pierce National Life Insurance Company ("Pierce") to Fortis, Inc. The Company received cash totaling approximately $139 million at closing. On December 31, 1997, Fortis, Inc. had purchased 2,660 newly issued shares of Pierce common stock for $37.2 million in cash. Subsequent to this stock purchase, Fortis, Inc. maintained a twenty-one percent ownership interest in the common stock of Pierce through the completion of the sale. LIS continues to administer the Pierce block of business and also began to provide similar administrative services to another subsidiary of Fortis, Inc. during 1998.

     In March 1998, the Company completed a tender offer program to repurchased 2,400,000 shares of its common stock at $52 per share. In addition, the Company repurchased 138,000 shares in the open market during 1998. The stock repurchases were funded with borrowings from Company's credit facility.

     In May 1997, Liberty completed the sale of its business rental properties and the majority of its business park land developments to a partnership in which the general partner is a publicly-traded real estate investment trust ("REIT"). Liberty received cash, a note receivable, and partnership units (which are convertible into shares of the REIT) in exchange for the properties.

TELEVISIONS BROADCASTING AND RELATED OPERATIONS

The following table shows data on the stations owned by Cosmos.

                                                                                         Percentage     Date
                                                                  Network                  of U.S.     formed
                                  Market             Network      Contract     Station   television      or
       Market         Station     Rank(1) Channel  Affiliation  Expiration(2)  Rank(3)  households(4) acquired
--------------------------------------------------------------------------------------------------------------
Louisville, KY        WAVE-TV       48       3        NBC          2004           2         0.58%      1981
Toledo, OH            WTOL-TV       66      11        CBS          1999           1         0.41       1965
Columbia, SC          WIS-TV        86      10        NBC          2004           1         0.32       1953
Evansville, IN        WFIE-TV       96      14        NBC          2004           1         0.28       1981
Harlingen, TX         KGBT-TV      102       4        CBS          1999           3         0.25       1998
Montgomery, AL        WSFA-TV      113      12        NBC          2004           1         0.23       1959
Albany, GA            WALB-TV      148      10        NBC          2002           1         0.14       1998
Wilmington, NC        WWAY-TV      152       3        ABC          2005           2         0.14       1998
Biloxi, MS            WLOX-TV      158      13        ABC          2004           1         0.12       1995
Jonesboro, AK         KAIT-TV      178       8        ABC          2004           1         0.08       1986
Lake Charles, LA      KPLC-TV      179       7        NBC          2004           1         0.08       1986

(1) Market rank is based on the relative size of the designated market areas ("DMAs") among the 211 generally recognized DMAs in the U.S., based on A.C. Nielsen Co. ("Nielsen") estimates for the 1998-99 season.
(2) Contracts may be subject to renewal provisions that effectively extend the expiration date.
(3) Station rank in its market area based on Nielsen November 1998 ratings (from sign on to sign off)
(4) Based on Nielsen estimates for the 1998-99 season

     NETWORK AFFILIATIONS. Each Cosmos station is affiliated with a major network. The affiliation contracts provide that the network will offer to the affiliated station a variety of network programs, for which the station has the right of first refusal against any other television station located in its community. The network typically retains the rights to sell a substantial majority of the advertising time during such broadcasts. For airing network programming the network pays the stations according to terms in its network affiliation contract. The major networks typically provide programming for approximately 90 hours of the average 135 hours per week broadcast by their affiliated stations.

     The NBC affiliation contracts with each of Cosmos' NBC affiliated stations have been continuously in effect for over forty years. Cosmos' CBS and ABC affiliation contracts have each been continuously in effect for over thirty years.

     Each network has the right to terminate its affiliation agreement in the event of a material breach of such agreement by a station and in certain other circumstances. Although Cosmos does not expect that its network affiliation agreements will be terminated and expects to continue to be able to renew its network affiliation agreements, no assurance can be given that such agreements will not be terminated or that renewals will be obtained on as favorable terms or at all.

     SOURCES OF COSMOS' TELEVISION OPERATING REVENUES. The following table shows the approximate percentage of Cosmos' gross television operating revenues by source, excluding other income, for the three years ended December 31, 1998:

--------------------------------------------------------------------------------
                                           1998     1997     1996

        Local and regional advertising      56%      62%      60%
        National spot advertising           28       29       26
        Network compensation                 7        8        8
        Political advertising                9        1        6
--------------------------------------------------------------------------------

     Local and regional advertising is sold by each station's own sales representatives to local and other non-national advertisers or agencies. Generally these contracts are short-term, although occasionally longer-term packages will be sold. National spot advertising (generally a series of spot announcements between programs or within the station's own programs) is sold by the station or its sales representatives directly to agencies representing national advertisers. Most of these national sales contracts are also short-term, often covering spot campaigns running for thirteen weeks or less. Network compensation is the amount paid by the network to its affiliated stations for broadcasting network programs. Political advertising is generated by national and local elections, which can vary greatly from both market to market and year to year.

     A television station's rates are primarily determined by the estimated number of television homes it can provide for an advertiser's message. The estimates of the total number of television homes in the market and of the station's share of those homes is based on the Nielsen industry-wide television rating service. The demographic make-up of the viewing audience is equally important to advertisers. A station's rate card for national and local advertisers takes into account, in addition to audience delivered, such variables as the length of the commercial announcements and the quantity purchased. Because television stations rely on advertising revenues, they are sensitive to cyclical changes in the national and local economy. The size of advertisers' budgets, which are affected by broad economic trends, affect the broadcast industry in general. The strength of the local economy in each station's market also significantly impacts revenues. The advertising revenues of the stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenues in even-numbered years can benefit from demand for advertising time in Olympic broadcasts and advertising placed by candidates for political offices. A station's local market strength is the primary factor that buyers use when placing political advertising. From time to time, proposals have been advanced in Congress to require television broadcast stations to provide some advertising time to political candidates at no charge, which would potentially reduce advertising revenues from political candidates.

     Cosmos also has ancillary operations in cable advertising sales and a video production company. Revenues from these operations amount to $10.4 million, $7.5 million and $6.3 million for calendar years 1998, 1997 and 1996, respectively. The cable advertising sales are generated by CableVantage Inc., a marketing company designed to assist local cable operators in the sale of commercial time available in cable network programs. CableVantage was formed in 1994 to create business opportunities with cable operators and build revenues from programs and services specifically produced for cable.

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

     The stations compete for television viewers against other local network affiliated and independent stations, as well as against cable and alternate methods of television transmission. The primary basis of this competition is program popularity. A majority of daily programming is supplied by the network with which each station is affiliated. In time periods in which the network provides programming, stations are primarily dependent upon the performance of the network programs in attracting viewers. Stations compete in non-network time periods based on the performance of its programming during such time periods, using a combination of self-produced news, public affairs and other entertainment programming, including syndicated programs, that the station believes will be attractive to viewers. Cosmos believes that each of its stations has a strong competitive position in its local market, enabling it to deliver a high percentage of the local television audience to advertisers. Cosmos' commitment to local news programming is an important element in maintaining Cosmos' current market positions.

     The competition includes cable television, which brings additional television programming, including pay cable (HBO, Showtime, Movie Channel, etc.), into subscribers' homes in a television station's service area. Other sources of competition include home entertainment systems (including video cassette recorder and playback systems, videodiscs and television game devices), the Internet, multichannel multipoint distribution systems, wireless cable, satellite master antenna television systems and some low power in-home satellite services. Stations also face competition from high-powered direct broadcast satellite services, such as PrimeStar and DIRECTV, which transmit programming directly to homes equipped with special receiving antennas. Stations compete with these services both on the basis of service and product performance (quality of reception and number of channels that may be offered) and price (the relative cost to utilize these systems compared to broadcast television viewing).

     Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now in use with direct broadcast satellites and in development for cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These technological developments, which are applicable to all video delivery systems including over-the-air broadcasting, have the potential to allow additional programming to highly targeted audiences. The ability to reach narrowly defined audiences may further fragment viewers and influence advertising spending. The television broadcasting industry is continually faced with such technological change and innovation. Cosmos is unable to predict the effect that technological changes will have on the broadcast television industry in general, or more specifically to its own operations.

     DIGITAL TELEVISION. Digital television is expected to be increasingly available to consumers over the next several years. During 1997, the FCC outlined the rollout plan for digital television, which is expected to bring digital television signals to over 50 million homes in the top 30 television markets by the year 2000. All other markets must provide digital broadcasts by May 2002. The rollout of digital television has created much debate from television operators as they must assess the cost to upgrade their current equipment to transmit the digital signal, when to begin the upgrade and when to begin the subsequent broadcasting of the digital signal. There is much uncertainty surrounding this because (1) much of the technology and hardware is newly developed and many operators may be inclined to postpone the conversions as long as possible to allow refinement of this new technology, and (2) the purchase of television sets required to view the digital signal is currently cost prohibitive for most viewers. Cosmos is currently assessing the impact of the conversion to digital television and plans to integrate as much of its required upgrades as possible into its scheduled capital expenditure plan that would be undertaken without regard to digital television.

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

     The Telecommunications Act signed into law in 1996 (the "1996 Act") changed many existing regulations concerning, among other things, the ownership of television stations. Under previous regulations governing multiple ownership, a license to operate a television station generally would not be granted to any person (or persons under common control) if such person directly or indirectly held a significant interest in more than 12 television stations or less than 12 television stations if their audience coverage exceeded 25% of total United States households. The 1996 Act allows for unlimited ownership of stations as long as the audience coverage does not exceed 35% of total households. Previous FCC regulations also limited ownership of television stations by those having interests in cable television systems and daily newspapers serving the same service area as the television stations. The 1996 Act dropped the station/cable same market ownership prohibition. The 1996 Act also lengthened the term for which television broadcasting licenses may be granted from a maximum term of five years to a maximum term of eight years. In the absence of adverse findings by the FCC as to the licensee's qualification, licenses are usually renewed without hearing by the FCC for additional eight year terms. Cosmos' renewal applications have always been granted without hearing for the full term. To date the loosening of the ownership provisions, as well as the other provisions included in the 1996 Act, have not had any significant direct impact on the operations of Cosmos.

     There are additional FCC regulations and policies, and regulations and policies of other federal agencies, principally the Federal Trade Commission, regulating network/affiliate relations, political broadcasts, children's programming, advertising practices, equal employment opportunity, carriage of television signals by cable systems, application and reporting procedures and other areas affecting the business and operations of television stations.

     EMPLOYEES As of December 31, 1998 Cosmos has 1,130 full-time employees and 143 part-time employees, with approximately 63 represented by either the American Federation of Radio and Television Artists or the International Brotherhood of Electrical Workers. Historically Cosmos has not experienced any labor problems and believes it has good relationships with its employees.

INSURANCE OPERATIONS - LIBERTY LIFE

     Liberty Life is a stock life insurance company engaged in the business of writing a broad range of individual life insurance policies and accident and health insurance policies. While Liberty Life is licensed in forty-nine states, and the District of Columbia, its focus has been the Southeast. In 1998, the largest percentages of its premium income were from South Carolina (23%), North Carolina (18%), Louisiana (8%), Texas (6%) and California (6%). The Company believes that Liberty Life's Agency division is the largest provider of home service business in the Carolinas and its LibertyDirect division is the second largest provider of optional mortgage insurance in the life insurance industry.

     Life insurance and annuity premiums contributed 68% of Liberty Life's total premiums in 1998, 72% in 1997, and 77% in 1996. Accident and health insurance premiums contributed the remainder.

     AGENCY DIVISION. The Agency Division is Liberty Life's largest division, contributing 51% of Liberty Life's premiums in 1998. Agents supporting this division operate out of 49 district offices selling primarily individual life insurance, including universal life and interest-sensitive whole life products, as well as health insurance. Historically much of the activity of the agents in this division (which was formerly referred to as Home Service) has focused on periodically visiting homes to sell policies and collect premiums, hence the name Home Service. Liberty Life's strategy in recent years has been to move Agency from a traditional home service life insurance model to one that is focused on being a competitive provider of financial security to the moderate income market. In November 1997, Liberty completed the rollout of a hand-held, pen-based computer (the "PriorityPad") to its entire Agency sales force. Loaded on the PriorityPad is Liberty's proprietary needs assessment methodology, the Priority Profile. This technology, combined with the Priority Profile methodology, allows the agent to go through an interactive sales presentation with the prospective customer. The PriorityPad also provides access to policy rates, and interacts with the home office policy database to update records necessary for the agent to better manage his or her customer base. Ultimately, this technology may be used for application entry or to automate other administrative processes. In the fall of 1998, Agency introduced a comprehensive set of processes that focus on improving the ability of the agents to serve the moderate income market and meet the strategic goals of accelerating new customer acquisition and improving customer retention.

Although the Company has broadened this division's area of concentration beyond the Carolinas, principally through strategic acquisitions, the Company has maintained a regional focus for its Agency business in the Southeast.

     LIBERTYDIRECT. The LibertyDirect division contributed 46% of Liberty Life's premiums in 1998. This division has grown rapidly in recent years with premium income more than doubling since 1995. Historically this division has primarily sold decreasing term life, accident and disability insurance designed to fund the outstanding balance of a residential mortgage upon the death or disability of the insured. A staff of full-time representatives and independent brokers offer these products through more than 1,000 financial institutions located throughout the United States and has relationships with 12 of the top 15 mortgage servicing firms. The Company supports the marketing of these products through direct mail and phone solicitations. In addition to products related to the mortgage insurance, this division focuses on the development of new insurance or non-insurance products to market through direct response or point-of-sale marketing channels. Liberty will continue to seek new opportunities and new products to market through this division.

     PIERCE NATIONAL. Until April, 1998 the Company provided life insurance sold to pre-fund funerals through Pierce. As previously mentioned, the Company sold Pierce in April, 1998. The decision to sell Pierce was based on an assessment that Pierce would not be able to satisfactorily meet long term financial and marketing goals.

     PREMIUM BREAKDOWN. The following table sets forth the insurance premiums and policy charges for Liberty Life's marketing and distribution divisions and Pierce National for the years ended December 31.

(In 000's)                     1998          1997          1996
-------------------------------------------------------------------------------
Liberty Life

  Agency                     $133,796      $135,305      $137,930
  LibertyDirect               119,483       102,995        70,316
  Other                         7,405         6,978         8,472
-------------------------------------------------------------------------------
     Total Liberty Life       260,684       245,278       216,718

Pierce National                24,247       105,414       104,653
-------------------------------------------------------------------------------
Total                        $284,931      $350,692      $321,371
-------------------------------------------------------------------------------

     UNDERWRITING PRACTICES. Liberty Life's underwriting practices for ordinary life insurance require medical examinations for applicants over age 60 or for policies in excess of certain prescribed face amounts. In accordance with the general practice in the life insurance industry, Liberty Life writes life insurance on substandard risks at increased premium rates. Generally, traditional life insurance for non-universal life products is written for amounts under $5,000 and typically no medical examination is required. Mortgage protection life insurance written through the LibertyDirect division is usually written without medical examination.

     REINSURANCE. Liberty Life uses reinsurance as a risk management tool in the normal course of business and, in isolated strategic transactions, to effectively buy or sell blocks of in force business. The Company has ceded $3.4 billion (18%) of its $18.9 billion insurance in force to other companies; however, the Company's insurance subsidiaries remain liable with respect to reinsurance ceded should any reinsurer be unable to meet the obligations it has or will assume.

     For the years ended December 31, 1998, 1997, and 1996 Liberty had ceded life insurance premiums of $23.2 million, $25.6 million, and $27.3 million, respectively. Accident and health premiums ceded made up the remainder of ceded premiums which were $9.1 million, $8.6 million, and $9.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     RISK MANAGEMENT REINSURANCE TRANSACTIONS. Liberty Life reinsures with other insurance companies portions of the life insurance it writes in order to limit its exposure on large or substandard risks. The maximum amount of life insurance that Liberty Life will retain on any life is $300,000, plus an additional $50,000 in the event of accidental death. This maximum is reduced for higher ages and for special classes of risks. Insurance in excess of the retention limit is either automatically ceded under reinsurance agreements or is reinsured on an individually agreed basis with other insurance companies. Liberty Life has ceded a significant portion of its risks on accidental death and disability coverage to other insurance companies. Liberty Life also has coverage for catastrophic accidents. Liberty Life cedes, in the normal course of business, portions of its risks to a number of other insurance companies.

     STRATEGIC REINSURANCE TRANSACTIONS. In 1991, 80% or $3.2 billion face amount of Liberty Life's General Agency Marketing Division net insurance in force was coinsured with Life Reassurance Corporation ("Life Re"). The original agreement with Life Re provided for the coinsurance of 50% of this division's insurance in force issued after 1991. Effective July 1, 1995, the amount coinsured on policies written after December 31, 1991, was increased to 80%. The total face value of amounts ceded to Life Re at December 31, 1998 was $2.2 billion. Under terms of the agreement, assets supporting the business ceded are required to be held in escrow.

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

     OPERATIONS. The administrative functions of underwriting and issuing new policies, and the ongoing servicing and claims settlement of in force policies, are provided by an affiliate, Liberty Insurance Services Corporation, at the home office in Greenville, South Carolina. The Company's strategy is to allow LIS to manage the administrative functions of its operations in order to take advantage of the expertise that LIS has developed to provide administrative services to the life insurance industry. LIS provides administrative support services for Liberty's approximately 2.5 million policies representing $18.9 billion of life insurance in force. The Company intends to continue its focus on reducing the unit costs of administrative services by increasing the volume of business through internal growth in those businesses, potentially through acquisitions of blocks of business similar in nature to its existing business, and by investing in technology to further improve efficiency in its operations.

     EMPLOYEES. At December 31, 1998 Liberty Life had approximately 1,650 employees. Approximately 1,200 of the employees are agents whose primary source of compensation is commissions on products sold, with the majority of the agents working for Liberty Life's Agency division.

     INSURANCE COMPETITION AND RATINGS. Liberty Life competes with numerous insurance companies, some of which have greater financial resources, broader product lines and larger staffs. In addition, banks and savings and loan associations in some jurisdictions compete with Liberty Life for sales of life insurance products, and Liberty Life competes with banks, investment advisors, mutual funds and other financial entities to attract investment funds generally.

     Competition in the Agency business is largely regional or local, highly dependent on the quality of the local management, and is less price competitive than other insurance markets. The Agency business involves frequent contacts by agents with their customers. While Liberty is de-emphasizing the home collection of premiums, Liberty believes it is important for agents to continue to meet with their customers regularly in order to adequately serve their insurance needs.

     The Company currently believes that it ranks second nationally in optional mortgage insurance (provided through its LibertyDirect division) with an estimated 24% market share. Approximately 31% of the market is believed to be held by the market leader.

     Various independent companies issue ratings assessing the ability of insurance companies to meet their policyholder and other contractual obligations, as well as assessing the overall financial performance and strength of companies. The most widely used ratings are those prepared and published by A.M. Best Company, Inc. Ratings by A.M. Best range from "A++" (Superior) to "F" (In Liquidation). Liberty Life's current A.M. Best rating is "A" (Excellent). The rating agencies base their ratings on information provided by the insurer and their own analysis, studies and assumptions. The ratings apply only to the specific company rated and do not extend to The Liberty Corporation as a whole, nor are the ratings a recommendation to buy, sell or hold securities. The agencies can change or withdraw their published ratings at any time the agency deems circumstances warrant a change. Should Liberty Life's rating be downgraded, sales of their products and persistency of the existing business could be adversely affected. Insurance company ratings are generally considered to be more important in the annuity and general agency markets, neither of which are major markets for Liberty Life.

     INSURANCE REGULATION. Like other insurance companies, Liberty Life is subject to regulation and supervision by the state or other insurance department of each jurisdiction in which they are licensed to do business. These supervisory agencies have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, reserve requirements and the form and content of required statutory basis financial statements. As to its investments, each of the Company's insurance subsidiaries must meet the standards and tests established by the National Association of Insurance Commissioners (the "NAIC") and, in particular, the investment laws and regulations of the states in which each subsidiary is domiciled. All states and jurisdictions have their own statutes and regulations, which vary in certain respects. However, the NAIC Model Act and regulations have tended to make the various states' regulation more uniform. The insurance companies are also subject to laws in most states that require solvent life insurance companies to pay guaranty fund assessments to protect the interests of policyholders of insolvent life insurance companies.

     The NAIC and state regulatory authorities require the Asset Valuation Reserve or "AVR" and the Interest Maintenance Reserve or "IMR" to be established as a liability on a life insurer's statutory basis financial statements, but do not affect financial statements of the Company prepared in accordance with generally accepted accounting principles. AVR establishes a statutory reserve for mortgage loans, equity real estate and joint ventures, as well as for fixed maturities and common and preferred stock. AVR generally captures all realized and unrealized gains and losses on such assets, other than those resulting from changes in interest rates. IMR captures the net gains or losses that are realized upon the sale of fixed income securities (bonds, preferred stocks, mortgage-backed securities and mortgage loans) and that result from changes in the overall level of interest rates, and amortizes these net realized gains or losses into income over the remaining life of each investment sold, thus limiting the ability of an insurer to enhance statutory surplus by taking gains on fixed income securities. The IMR and AVR requirements have not had a material impact on Liberty Life's surplus nor its ability to pay dividends to the parent company.

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

     Under the NAIC's risk-based capital requirements, insurance companies must calculate and report information under a risk-based capital formula in their annual statutory financial statement. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC requirements provide for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for the insurance company to submit a plan to improve its capital to regulatory control of the insurance company. The RBC ratios for Liberty Life indicate that Liberty Life's capital significantly exceeds the minimum capital requirements at December 31, 1998.

     Another NAIC Model Act limits dividends that may be paid in any calendar year without regulatory approval to the lesser of 10% of the insurer's statutory surplus at the prior year-end, or the statutory net gain from operations of the insurer (excluding realized capital gains and losses) for the prior calendar year. The current South Carolina statutes applicable to Liberty Life do not conform to the NAIC Model Act (South Carolina limits dividends to the greater of 10% of statutory surplus or gain from operations). Under current South Carolina law, without prior approval from the South Carolina Commissioner of Insurance, dividend payments from Liberty Life to the Company are limited to the greater of the prior year's statutory gain from operations or 10% of the prior year's statutory surplus. The maximum allowable dividend that can be paid in 1999 by Liberty Life without approval from the South Carolina Insurance Commissioner is $25.6 million. Actual dividends and distributions paid by Liberty Life were $22.0 million in 1998, $21.0 million in both 1997 and 1996. Under regulations effective July 1, 1995, the South Carolina Insurance Department must be notified of all dividends and distributions to shareholders within five days following the declaration, and at least ten days prior to the payment of the dividend or distribution, and will have the authority to limit the amount of any dividends or distributions. Extraordinary dividends, defined as distributions that, together with all other distributions within a 12 month period, exceed the greater of the net gain from operations or 10% of statutory surplus, cannot be made without the approval of the South Carolina Insurance Department, unless the department has not disapproved the payment within 30 days following the notice of the declaration.

     In accordance with the rules and practices of the NAIC and in accordance with state law, every insurance company is generally examined once every three years by examiners from its state of domicile and from several of the other states where it is licensed to do business. The most recent examination of Liberty Life was for the three years ended December 31, 1994 has been completed and the report issued did not indicate any significant areas of concern.

     The Company's insurance subsidiaries are also subject to regulation as an insurance holding company system under statutes which have been enacted in their states of domicile and other states in which they are licensed to do business. Pursuant to these statutes, Liberty Life is required to file an annual registration statement with the Office of the Commissioner of Insurance and to report all material changes or transactions. In addition, these statutes restrict the ability of any person to acquire control (generally presumed at 10% or more) of the outstanding voting securities of the Company without prior regulatory approval.

INSURANCE OPERATIONS - LIBERTY INSURANCE SERVICES CORPORATION

     LIS provides a wide range of administrative support services, on a fee baisis, to unaffiliated life and health insurance companies as well as for the Company's insurance subsidiaries. These services include underwriting, issuance of policies, accounting, customer service and claims processing and adjudication. The services are tailored to support the special features of insurance products offered by the companies that desire these services. In addition LIS offers consulting services related to acquisition integration and planning. LIS believes that its offers services that will permit its customers to reduce their home office support costs and focus resources on marketing their insurance products.

     In marketing to unaffiliated life and health insurance companies the Company's strategy is to target three potential markets:

     - Insurance companies acquired by financial investors that either do not want to manage the back office administrative functions or lack experience in providing the required support.

     - Insurance companies that have closed blocks of business that are expensive to administer or are not core to their businesses.

     - Insurance companies that prefer to focus management resources on marketing

     At December 31, 1998, LIS had approximately 4.4 million policies under management. Approximately 1.9 million policies are administered for five unaffiliated clients and 2.5 million of the policies are administered for Liberty Life. In addition to the policies currently under management LIS has a new contract with SunAmerica to service, beginning in mid-1999, a block of 240,000 policies.

     COMPETITION. Outsourcing, or third party administration of insurance administrative support services, is a relatively new and emerging business. Most of LIS's competition for business opportunities is from vendors whose primary business is in insurance systems and software. LIS believes it can successfully compete with these companies because of its focus on the core business process of insurance administration and its experience and proven ability to provide a full range of insurance administrative services.

     EMPLOYEES. At December 31, 1998, LIS had approximately 740 employees. Substantially all of the employees are located at LIS headquarters in Greenville, South Carolina.

EXECUTIVE OFFICERS

    The following is a list of the Executive Officers of the Registrant indicating their age and certain biographical data.

W. HAYNE HIPP, Age 59
   Chairman of the Board of Liberty since May, 1995
   Chairman of the Board of Cosmos since May, 1995
   President and Chief Executive Officer of Liberty since September, 1981 Chairman of the Board of Liberty Life from September, 1989 to December 31,
     1997

ROBERT E. EVANS, Age 44
   President of Liberty Life since March, 1999
   Managing Director, Insurance Services of Fleet Financial Group from 1995 to
     December 1998
   Senior Vice President, Travelers Life and Annuity Business,
   Travelers Insurance from 1993 to 1995 Vice President, Travelers Insurance from 1986 to 1993

JENNIE M. JOHNSON, Age 51
   President of Liberty Insurance Services Corporation since May, 1997
   President of Pierce National Life Insurance Company from August, 1995 to
     April 1998
   Vice President, Administration of Liberty from February, 1994 to August, 1995 Vice President, Planning of Liberty from February, 1986 to December, 1994

KENNETH W. JONES, Age 41
   Corporate Controller of Liberty since May, 1997
   Treasurer of Liberty Life since May, 1997
   Assistant Controller of Liberty from September, 1994 to May, 1997

JAMES M. KEELOR, Age 56
   President of Cosmos since February, 1992
   Vice President, Operations, of Cosmos from December, 1989 to February, 1992

MARTHA G. WILLIAMS, Age 56
   Vice President, General Counsel & Secretary of Liberty since January, 1982 Vice President, General Counsel & Secretary of Liberty Life since January,
     1982
   Secretary and Counsel of Cosmos since February, 1982

OTHER BUSINESS

     In addition to the operating subsidiaries, the Company has other minor organizations. These include the Company's administrative staff, an investment advisory company, a property development & management company and transportation operations.

INDUSTRY SEGMENT DATA

     Information concerning the Company's industry segments is contained in the Notes to the Consolidated Financial Statements beginning on pages 25-28 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 69-73 of this report and is incorporated in this Item 1 by reference.

ITEM 2.  PROPERTIES

     MAIN OFFICES. The main office of the Company, Liberty Life, Liberty Insurance Services, and Cosmos is located on a 30-acre tract in Greenville, SC, and consists of three buildings totaling approximately 360,000 square feet plus parking. The main office facilities are owned by the Company and Liberty Life. Liberty Life leases branch office space in various cities. Leases are normally made for terms of one to ten years.

     Cosmos owns its television broadcast studios, office buildings and transmitter sites in Columbia, SC; Montgomery, AL; Toledo, OH; Louisville, KY; Evansville, IN; Jonesboro, AR; Lake Charles, LA; Biloxi, MS; Albany, GA; Harlingen; TX and Wilmington, NC.

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

     Other than the suit mentioned above, the Company is not currently engaged in legal proceedings of material consequence other than ordinary routine litigation incidental to its business. Any proceedings reported in prior filings have been settled or otherwise satisfied.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY STOCKHOLDER MATTERS

     Information concerning the market for the Company's Common Stock and related stockholder matters is contained on the inside back cover of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 38 of this report and is incorporated in this Item 5 by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected Financial Data for the Company is contained on page 31 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 39 of this report and is incorporated in this Item 6 by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is contained on pages 32-40 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 40-48 of this report and is incorporated in this Item 7 by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information related to quantitative and qualitative disclosures about market risk is contained on page 37 of The Liberty Corporation Annual Report to Shareholders and is included in Exhibit 13 on pages 44-45 of this report and is incorporated in this Item 7A by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

     The Company's Consolidated Financial Statements and Report of Independent Auditors are contained on pages 5-30 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 49-74 of this report and are incorporated in this Item 8 by reference. Quarterly Results of Operations are contained on page 23 of The Liberty Corporation Annual Report to Shareholders and is included in Exhibit 13 on page 67 of this report and are incorporated in this Item 8 by reference

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Company is contained in The Liberty Corporation Proxy Statement for the May 4, 1999 Annual Meeting of Shareholders and is incorporated in this Item 10 by reference.

     Information concerning Executive Officers of the Company is submitted in a separate section of this report in Part I, Item 1 on page 13 and is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning Executive Compensation and transactions is contained in The Liberty Corporation Proxy Statement for the May 4, 1999 Annual Meeting of Shareholders and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning Security Ownership of Certain Beneficial Owners and Management is contained in The Liberty Corporation Proxy Statement for the May 4, 1999 Annual Meeting of Shareholders and is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning Certain Relationships and Related Transactions is contained in The Liberty Corporation Proxy Statement for the May 4, 1999 Annual Meeting of Shareholders and is incorporated in this Item 13 by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) AND (2).  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of The Liberty Corporation and Subsidiaries are included in the Company's Annual Report to Shareholders for the year ended December 31, 1998, filed as Exhibit 13 to this report and incorporated in Item 8 by reference:

         Consolidated Statements of Income - For the three years ended
           December 31, 1998
         Consolidated Balance Sheets - December 31, 1998 and 1997
         Consolidated Statements of Cash Flows - For the three years ended
           December 31, 1998
         Consolidated Statements of Shareholders' Equity - For the three years ended December 31, 1998
         Notes to Consolidated Financial Statements - December 31, 1998
         Report of Independent Auditors

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

(a)(3).  LIST OF EXHIBITS

     3.1 Restated Articles of Incorporation, as amended through May 6, 1997 (filed with the Registrant's Quarterly Report on Form 10Q/A for the period ended March 31, 1997 and incorporated herein by reference)

     3.2      Bylaws, as amended through February 2, 1999.

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

     4.3 See Credit Agreement dated May 1, 1998 (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 1998 and incorporated herein by reference).

     10.1     See Credit Agreement dated May 1, 1998 (filed as Exhibit 4.3).

     10.2 The Liberty Corporation Performance Incentive Compensation Program, as amended and restated on February 4, 1997, filed as Exhibit B to the Registrant's Proxy Statement dated March 27, 1997, and incorporated herein by reference.

     11. The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation (incorporated herein by reference to Note 11 of the "Notes to Consolidated Financial Statements" on page 20 of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1998) filed on page 64 of this report.

     13. Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1998:
              Market for the Registrant's Common Stock and Related Security
                Stockholder Matters
              Selected Financial Data
              Management's Discussion and Analysis of Financial Condition and
                Results of Operations
              Financial Statements and Supplementary Information:
                  Consolidated Statements of Income - For the three years ended
                    December 31, 1998
                  Consolidated Balance Sheets - December 31, 1998 and 1997 Consolidated Statements of Cash Flows - For the three years ended December 31, 1998
                  Consolidated Statements of Shareholders' Equity - For the
                    three years ended December 31, 1998
              Notes to Consolidated Financial Statements - December 31, 1998 Report of Independent Auditors

     21.      The Liberty Corporation and Subsidiaries, List of Subsidiaries

     23.      Consent of Independent Auditors

     24. Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's 10-K filed for the years ended December 31, 1983, 1985, 1989, 1994, 1995, 1996, and 1997.

     27.      Financial Data Schedule (Electronic Filing Only)

(b).          REPORTS ON FORM 8-K

              There were no reports on Form 8-K filed after September 30, 1998.

(c).          EXHIBITS FILED WITH THIS REPORT

      3.2     Bylaws as amended through February 2, 1999

     11. The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation (incorporated herein by reference to Note 11 of the "Notes to Consolidated Financial Statements" on page 64 of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1998).

     13. Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1998:
              Market for the Registrant's Common Stock and Related Security
                Stockholder Matters
              Selected Financial Data
              Management's Discussion and Analysis of Financial Condition and
                Results of Operations
              Quantitative and Qualitative Disclosures About Market Risk Financial Statements and Supplementary Information:
                  Consolidated Statements of Income - For the three years ended
                    December 31, 1998
                  Consolidated Balance Sheets - December 31, 1998 and 1997 Consolidated Statements of Cash Flows - For the three years ended December 31, 1998
                  Consolidated Statements of Shareholders' Equity - For the
                    three years ended December 31, 1998
              Notes to Consolidated Financial Statements - December 31, 1998 Report of Independent Auditors

     21.      The Liberty Corporation and Subsidiaries, List of Subsidiaries

     23.      Consent of Independent Auditors

     27.      Financial Data Schedule (Electronic Filing Only)

(d).     CONSOLIDATED FINANCIAL STATEMENT SCHEDULES FILED WITH THIS REPORT

              I-    Summary of Investments - December 31, 1998
              II-   Condensed Financial Statements of The Liberty Corporation
                      (Parent Company) December 31, 1998 and 1997
              III-  Supplementary Insurance Information - For the Three Years
                      Ended December 31, 1998
              IV-   Reinsurance - For the Three Years Ended December 31, 1998
              V-    Valuation and Qualifying Accounts and Reserves - For the
                      Three Years Ended December 31, 1998

                                                                     Schedule I

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                                DECEMBER 31, 1998
                                   (In 000's)

                                                                                              Amount at
                                                                                             Which Shown
                                                                                              on Balance
                 Type of Investment                                Cost           Value         Sheet
-----------------------------------------------------------    ----------      ----------    ----------
Fixed maturity securities, available for sale
  Bonds:
     United States Government and government agencies and
       authorities                                             $  127,200      $  133,188    $  133,188
     States, municipalities, and political subdivisions              --              --            --
     Foreign governments                                             --              --            --
     Foreign corporate and other                                   38,851          38,464        38,464
     Public utilities                                              87,864          98,147        98,147
     Convertibles and bonds with warrants attached                   --              --            --
     All other corporate bonds                                    607,908         627,890       627,890
   Redeemable preferred stocks                                     35,121          37,489        37,489
                                                               ----------      ----------    ----------
   Total                                                          896,944         935,178       935,178
                                                               ----------      ----------    ----------

Equity securities, available for sale
  Common stocks:
     Public utilities                                                --                            --
     Banks, trusts and insurance companies                     $    7,622      $   10,904    $   10,904
     Foreign other                                                  1,189           1,267         1,267
     Industrial, miscellaneous, and all other                      36,411          41,124        41,124
  Nonredeemable preferred stocks                                    9,132          10,363        10,363
                                                               ----------      ----------    ----------
  Total                                                            54,354      $   63,658        63,658
                                                               ----------      ==========    ----------

Mortgage loans on real estate                                     215,549                       215,549
Investment real estate                                             34,788                        34,788
Policy loans                                                       90,653                        90,653
Other long-term investments                                        21,256                        21,256
Short-term investments                                                250                           250
                                                               ----------                    ----------

Total investments                                              $1,313,794                    $1,361,332
                                                               ==========                    ==========

                                                                    Schedule II

                    THE LIBERTY CORPORATION (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1998 and 1997
                         (In $000's, except share data)

                     ASSETS                                                          1998            1997
                     ------                                                       ---------       ---------
Cash                                                                              $   4,062       $   5,015
Fixed maturity securities                                                             3,386          36,045
Equity securities                                                                    13,408          30,033
Loans, notes and other receivables                                                    9,202          10,372
Investment properties, at cost less accumulated depreciation of
    $1,495 in 1998 and $1,319 in 1997                                                19,218          23,955
Other long-term investments                                                           7,037           6,167
Buildings and equipment, at cost less accumulated depreciation of
    $15,813 in 1998 and $13,868 in 1997                                              16,150          18,077
Investment in affiliated companies*                                                 524,223         683,472
Intercompany debt and advances*                                                     236,816          94,173
Income taxes recoverable                                                              9,719           6,360
Deferred income tax benefits (liabilities)                                           (3,020)         (5,744)
Other assets                                                                          7,053           7,908
                                                                                  ---------       ---------
      Total Assets                                                                $ 847,254       $ 915,833
                                                                                  =========       =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities:

  Notes, mortgages and other debt                                                 $ 283,000       $ 189,214
  Accounts payable and accrued expenses                                              12,334          13,830
  Other liabilities                                                                     595             605
                                                                                  ---------       ---------
      Total Liabilities                                                             295,929         203,649

Redeemable Preferred Stock:

  1994-A Series, $35.00 redemption value, 198,259 and 504,168
     shares issued and outstanding in 1998 and 1997, respectively                     6,939          17,646
  1994-B Series, $37.50 redemption value, 374,509 and 525,948
     shares issued and outstanding in 1998 and 1997, respectively                    14,028          19,723
                                                                                  ---------       ---------
      Total Redeemable Preferred Stock                                               20,967          37,369

Shareholders' Equity:
  Common stock
    Authorized - 50,000,000 shares, no par value
       Issued and outstanding - 18,684,172 in 1998 and 20,712,686 in 1997            70,565         182,994
  Convertible Preferred Stock, 1995-A Series,
    599,985 shares issued and outstanding                                            20,999          20,999
  Unearned stock compensation                                                        (7,596)        (10,872)
  Accumulated other comprehensive income                                             26,749          61,850
  Retained earnings                                                                 419,641         419,844
                                                                                  ---------       ---------
      Total Shareholders' Equity                                                    530,358         674,815
                                                                                  ---------       ---------
      Total Liabilities, Redeemable Preferred Stock and Shareholders' Equity      $ 847,254       $ 915,833
                                                                                  =========       =========

*Eliminated in consolidation.
See notes to condensed financial statements.

                                                                    Schedule II

                    THE LIBERTY CORPORATION (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                   (In $000's)

                                                     1998               1997             1996
                                                   --------          ---------         --------
REVENUES
  Dividends from subsidiaries*                     $ 22,000          $  74,814         $ 33,250
  Interest-unaffiliated                               1,816                561              676
  Intercompany interest*                             11,679              8,157            8,519
  Realized investment gains (losses)                   (373)             5,504           (5,407)
  Other                                              13,620             18,318           27,123
                                                   --------          ---------         --------
     Total Revenues                                  48,742            107,354           64,161

EXPENSES
  Salaries and wages                                  7,035             17,507           18,240
  Interest-unaffiliated                              12,403             13,021           15,007
  Intercompany interest*                              1,753              2,193            2,471
  Taxes and licenses                                  1,163              2,069            2,250
  Depreciation and amortization                       2,949              7,373            8,645
  Loss from sale of subsidiary                       13,811               --               --
  Other                                              12,993              6,298           10,621
                                                   --------          ---------         --------
     Total Expenses                                  52,107             48,461           57,234
                                                   --------          ---------         --------

Income (loss) before income taxes                    (3,365)            58,893            6,927
Income tax expense (benefit)                          1,132             (5,746)          (9,786)
                                                   --------          ---------         --------

Income (loss) before earnings of subsidiaries        (4,497)            64,639           16,713

Earnings of subsidiaries
  net of dividends paid to parent*                   22,741              7,385           21,230
                                                   --------          ---------         --------

     NET INCOME                                    $ 18,244***       $  72,024**       $ 37,943***
                                                   ========          =========         ========

*       Eliminated in consolidation.
** Differs from consolidated net income by $2,927 due to gains recognized on a consolidated basis previously recognized by subsidiaries on intercompany transactions. Gains were deferred on a consolidated basis until completion of the earnings process.
*** Differs from consolidated net income by $483 and $603 in 1998 and 1996, respectively, due to gains deferred on a consolidated basis until completion of the earnings process.

See notes to condensed financial statements.

                                                                    Schedule II

                    THE LIBERTY CORPORATION (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                   (In $000's)

                                                             1998              1997             1996
                                                         -----------       -----------       -----------
OPERATING ACTIVITIES
Net income                                               $    18,244       $    72,024       $    37,943
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                               2,949             7,373             8,645
   Provision for deferred income taxes                            94             1,556            (1,143)
   Earnings from subsidiary operations, net of
     dividends paid to parent                                (22,741)           (7,385)          (21,230)
   Non-cash dividends paid to parent                            --             (39,370)             --
   Gain on disposal of assets                                 (1,826)           (2,011)           (3,172)
   Realized investment (gains) losses                            373            (5,504)            5,407
   Loss on sale of subsidiary                                 13,811              --                --
Change in operating assets and liabilities:
   Decrease (increase) in intercompany debt and
     advances*                                                14,299             2,748               (79)
   (Increase) decrease in accounts and notes                   1,170            (2,482)            2,063
     receivable
   (Decrease) increase in accounts payable and                (1,496)           (2,996)            5,189
     accrued expenses
   Decrease (increase) in other assets                           855             1,065               892
   Increase (decrease) in other liabilities, and
     accrued income taxes                                     (3,369)            4,847             1,164
   Other                                                        (966)               53            (2,083)
                                                         -----------       -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     21,397            29,918            33,596

INVESTING ACTIVITIES
Investment securities sold, matured, or redeemed              44,866               349
Cost of investment securities acquired                        (1,275)             --                --
Purchase of investment properties                             (3,545)           (7,563)          (22,556)
Sale of investment properties                                  9,112            49,601            13,982
Net cash received on sale of subsidiary                      133,060              --                --
Net cash paid on purchase of broadcasting business          (156,942)             --                --
Other                                                          6,175               923             1,270
                                                         -----------       -----------       -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           31,451            43,310            (7,304)

FINANCING ACTIVITIES
Proceeds from borrowings                                   3,265,000         2,505,000         2,957,704
Principal payments on debt                                (3,171,214)       (2,559,007)       (2,966,087)
Dividends paid                                               (18,447)          (19,540)          (18,366)
Repurchase of common stock                                  (131,114)             --                --
Stock issued for employee benefit and performance
  incentive compensation programs                              1,974             3,884             1,441
                                                         -----------       -----------       -----------
NET CASH (USED IN) FINANCING ACTIVITIES                      (53,801)          (69,663)          (25,308)

INCREASE (DECREASE) IN CASH                                     (953)            3,565               984
Cash at beginning of year                                      5,015             1,450               466
                                                         -----------       -----------       -----------

CASH AT END OF YEAR                                      $     4,062       $     5,015       $     1,450
                                                         ===========       ===========       ===========

*Eliminated in consolidation.
See notes to condensed financial statements.

                                                                    Schedule II

                    THE LIBERTY CORPORATION (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.       NOTES, MORTGAGES AND OTHER DEBT

         The general debt obligations at December 31, 1998, are as follows:

                                                          Average
                (In 000's)                             Interest Rate    Amount
                ----------                             -------------   --------
                Notes due to banks, maturing in 2003        5.8%       $283,000


    In May 1998, the Parent Company refinanced its credit facility into a, $300 million revolving credit facility maturing in April, 2003. The Parent Company may request up to an additional $150 million under the new facility subject to approval by the bank group. Borrowings under the facility were used to refinance indebtedness, as well as to provide funds to meet working capital requirements. See Note 5 of The Liberty Corporation and Subsidiaries Consolidated Financial Statements which provides additional information as to this agreement.

2.       DIVIDENDS TO PARENT COMPANY

    During 1998, the Parent Company received dividends from its subsidiaries of approximately $22 million.

3.       RETAINED EARNINGS

    As of December 31, 1998 and 1997, retained earnings of $419,641,000 and $419,844,000 respectively, in The Liberty Corporation (Parent Company) financial statements differs from The Liberty Corporation and Subsidiaries consolidated financial statements. The difference of $851,000 and $368,000 at December 31, 1998 and 1997, respectively, relates to the elimination of gains on intercompany transactions on a consolidated basis.

                                                                    Schedule III

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                   (In 000's)

                                       Deferred                            Future Policy                        Other Policy
                                        Policy                               Benefits,                            Claims &
                                      Acquisition    Cost of Business     Losses, Claims        Unearned          Benefits
             Segment                     Costs           Acquired        and Loss Expenses      Premiums          Payable
----------------------------------- ---------------- ------------------ -------------------- ---------------- -----------------

December 31, 1998
     Agency                              $217,137          $30,769               $863,138          $1,960            $18,741
     LibertyDirect                         22,034            2,368                 32,994             561             19,711
     Corporate & Other                      9,593            2,465                381,277                             16,150
                                    ---------------- ------------------ -------------------- ---------------- -----------------
         Total                           $248,764          $35,602             $1,277,408          $2,521            $54,602
                                    ================ ================== ==================== ================ =================

December 31, 1997
     Agency                              $210,166          $33,724               $849,676          $1,868            $19,374
     LibertyDirect                         17,958            3,168                 31,187             678             21,547
     Pre-need                              34,494           22,687                620,861           1,518              6,248
     Corporate & Other                     12,997            2,647                384,998                             17,976
                                    ---------------- ------------------ -------------------- ---------------- -----------------
         Total                           $275,615          $62,226             $1,886,722          $4,064            $65,145
                                    ================ ================== ==================== ================ =================

December 31, 1996
     Agency                              $204,026          $37,553               $836,048          $1,851            $15,434
     LibertyDirect                         11,538            4,173                 30,544             734             12,281
     Pre-need                              30,682           26,202                591,869           1,826              6,843
     Corporate & Other                     15,936            2,836                390,301                             25,380
                                    ---------------- ------------------ -------------------- ---------------- -----------------
         Total                           $262,182          $70,764             $1,848,762          $4,411            $59,938
                                    ================ ================== ==================== ================ =================


                                                               Benefits                                         Accident &
                                                Net         Claims, Losses                         Other          Health
                               Premium       Investment      & Settlement       Amortization     Operating       Premiums
          Segment              Revenue         Income          Benefits           Expense         Expenses       Written
---------------------------- ------------- --------------- ------------------ ----------------- ------------- ---------------

1998
     Agency                    $133,796        $74,403             $95,856          $31,160         $58,811       $13,248
     LibertyDirect              119,483          1,881              23,053            7,366          75,129        80,174
     Pre-need                    24,247         14,774              23,914            3,126           5,861            88
     Corporate & Other            7,405         28,755              11,838            9,366          32,105            62
                             ------------- --------------- ------------------ ----------------- ------------- ---------------
         Total                 $284,931       $119,813            $154,661          $51,018        $171,906       $93,572
                             ============= =============== ================== ================= ============= ===============

1997
     Agency                    $135,305        $71,050             $95,548          $27,872         $43,360       $13,679
     LibertyDirect              102,995          1,989              23,112            5,681          62,339        64,525
     Pre-need                   105,414         56,078              97,860           10,513          26,079           338
     Corporate & Other            6,978         29,202              11,407            1,498          27,721           172
                             ------------- --------------- ------------------ ----------------- ------------- ---------------
         Total                 $350,692       $158,319            $227,927          $45,564        $159,499       $78,714
                             ============= =============== ================== ================= ============= ===============

1996
     Agency                    $137,930        $68,977             $94,503          $28,551         $44,162       $14,117
     LibertyDirect               70,316          2,214              16,273            4,970          44,582        35,709
     Pre-need                   104,653         52,112              95,938           11,929          27,999           424
     Corporate & Other            8,472         31,918              12,037           28,517          36,245           273
                             ------------- --------------- ------------------ ----------------- ------------- ---------------
         Total                 $321,371       $155,221            $218,751          $73,967        $152,988       $50,523
                             ============= =============== ================== ================= ============= ===============

                                                                     Schedule IV

             THE LIBERTY CORPORATION AND SUBSIDIARIES -- REINSURANCE
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998

(In 000's)

                                                                                     Amount
                                                    Gross       Ceded to Other    Assumed From         Net          % of Amount
                                                   Amount          Companies     Other Companies     Amount       Assumed to Net
Year ended December 31, 1998
----------------------------------------------
Life Insurance in Force
   Agency                                         $9,744,011         $239,508                       $9,504,503         --
   LibertyDirect                                   5,148,397            2,090         $15,100        5,161,407        0.3%
   Corporate & Other                               3,973,020        3,120,946                          852,074         --
                                               ---------------- ---------------- --------------- ----------------
                Total life insurance in force    $18,865,428       $3,362,544         $15,100      $15,517,984        0.1%
                                               ================ ================ =============== ================

Insurance premiums and policy charges:
   Life, annuity and other considerations
     Agency                                         $122,101           $1,736            $164         $120,528        0.1%
     LibertyDirect                                    38,744             (456)                          39,200         --
     Pre-need                                         24,183               27                           24,156         --
     Corporate & Other                                29,492           21,907                            7,585         --
                                               ---------------- ---------------- --------------- ----------------
Total life, annuity and other considerations         214,519           23,214             164          191,469        0.1%
   Accident and health
     Agency                                           13,279               11                           13,268         --
     LibertyDirect                                    89,323            9,109              69           80,283        0.1%
     Pre-need                                             86                                5               91        5.0%
     Corporate & Other                                  (180)                                             (180)        --
                                               ---------------- ---------------- --------------- ----------------
Total accident and health                            102,508            9,120              74           93,462        0.1%
                                               ---------------- ---------------- --------------- ----------------
  Total Insurance Premiums and Policy Charges       $317,027          $32,334            $238         $284,931        0.1%
                                               ================ ================ =============== ================

Year ended December 31, 1997
----------------------------------------------
Life Insurance in Force
   Agency                                         $9,708,545         $252,926                       $9,455,619         --
   LibertyDirect                                   5,200,591            3,859         $17,172        5,213,904        0.3%
   Pre-need                                        1,550,497           19,930              19        1,530,586         --
   Corporate & Other                               4,328,103        3,422,197                          905,906
                                               ---------------- ---------------- --------------- ----------------
                Total life insurance in force    $20,787,736       $3,698,912         $17,191      $17,106,015        0.1%
                                               ================ ================ =============== ================

Insurance premiums and policy charges:
   Life, annuity and other considerations
     Agency                                         $123,346           $1,725                         $121,621         --
     LibertyDirect                                    38,418               14            $315           38,719        0.8%
     Pre-need                                        105,783              745                          105,038         --
     Corporate & Other                                30,085           23,091                            6,994         --
                                               ---------------- ---------------- --------------- ----------------
Total life, annuity and other considerations         297,632           25,575             315          272,372        0.1%
   Accident and health
     Agency                                           13,684                2               2           13,684
     LibertyDirect                                    72,369            8,613             520           64,276        0.8%
     Pre-need                                            341                1              36              376       10.0%
     Corporate & Other                                   (16)                                              (16)        --
                                               ---------------- ---------------- --------------- ----------------
Total accident and health                             86,378            8,616             558           78,320        0.7%
                                               ---------------- ---------------- --------------- ----------------
  Total Insurance Premiums and Policy Charges       $384,010          $34,191            $873         $350,692        0.3%
                                               ================ ================ =============== ================

Year ended December 31, 1996
----------------------------------------------
Life Insurance in Force
   Agency                                         $9,797,925         $269,785                       $9,528,140         --
   LibertyDirect                                   4,580,738           10,527         $13,035        4,583,246        0.3%
   Pre-need                                        1,564,079           33,284              64        1,530,859         --
   Corporate & Other                               4,753,785        3,773,501                          980,284
                                               ---------------- ---------------- --------------- ----------------
                Total life insurance in force    $20,696,527       $4,087,097         $13,099      $16,622,529        0.1%
                                               ================ ================ =============== ================

Insurance premiums and policy charges:
   Life, annuity and other considerations
     Agency                                         $125,492           $1,675             $(1)        $123,816         --
     LibertyDirect                                    34,492               29             219           34,682        0.6%
     Pre-need                                        104,970              756              16          104,230         --
     Other                                            33,373           24,833                            8,540         --
                                               ---------------- ---------------- --------------- ----------------
Total life, annuity and other considerations         298,327           27,293             234          271,268        0.1%
   Accident and health
     Agency                                           14,128               16               2           14,114         --
     LibertyDirect                                    43,868            9,187             953           35,634        2.7%
     Pre-need                                            405                2              20              423        4.7%
     Corporate & Other                                   (68)                                              (68)        --
                                               ---------------- ---------------- --------------- ----------------
Total accident and health                             58,333            9,205             975           50,103        1.9%
                                               ---------------- ---------------- --------------- ----------------
  Total Insurance Premiums and Policy Charges       $356,660          $36,498          $1,209         $321,371        0.4%
                                               ================ ================ =============== ================

                                                                     Schedule V

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                   (In 000's)

                                                                  Additions
                                                         ----------------------------
                                         Balance at       Charged to       Charged to                         Balance at
                                         Beginning         Costs and         Other                                End
Deducted From Asset Accounts              of Period        Expenses         Accounts        Deductions         of Period
----------------------------             ----------      ------------      ----------       ----------        ----------
Year Ended December 31, 1998

                                                                                                 679(c)
 Accounts receivable -                                                                             2(b)
   reserve for bad debts                 $    1,441      $        837      $       10       $    444(a)       $    1,163
                                         ----------      ------------      ----------       -----------       ----------

Year Ended December 31, 1997

  Accounts receivable -                                                                          227(b)
    reserve for bad debts                $    2,310      $        429      $       --       $  1,071(a)       $    1,441
                                         ----------      ------------      ----------       -----------       ----------


Year Ended December 31, 1996

  Accounts receivable -                                                                           20(b)
    reserve for bad debts                $    1,975      $        567      $      101       $    313(a)       $    2,310
                                         ----------      ------------      ----------       -----------       ----------

Notes:

(a)   Uncollectible accounts written off, net of recoveries.
(b)   Reversal of reserves no longer required
(c)   Sale of subsidiary

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, as of the 29th day of March, 1999

THE LIBERTY CORPORATION                       By:   /s/  Hayne Hipp
-----------------------                           --------------------------
      Registrant                                  Hayne Hipp
                                                  President and Chief
                                                  Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 29th day of March, 1999.


By:      /s/ Kenneth W. Jones               *By:    /s/ John H. Mullin III
         ----------------------------               ----------------------------
         Kenneth W. Jones                           John H. Mullin III
         Corporate Controller                       Director


*By:       /s/  Rufus C. Barkley, Jr.       *By:    /s/ Benjamin F. Payton
         ----------------------------               ----------------------------
         Rufus C. Barkley, Jr.                      Benjamin F. Payton
         Director                                   Director


*By:     /s/ Edward E. Crutchfield          *By:    /s/ J. Thurston Roach
         ----------------------------               ----------------------------
         Edward E. Crutchfield                      J. Thurston Roach
         Director                                   Director


*By:     /s/ John R. Farmer                 *By:    /s/ Eugene E. Stone, IV
         ----------------------------               ----------------------------
         John R. Farmer                             Eugene E. Stone, IV
         Director                                   Director


By:      /s/ Hayne Hipp                     *By:    /s/ William B. Timmerman
         ----------------------------               ----------------------------
         Hayne Hipp                                 William B. Timmerman
         Director                                   Director


*By:     /s/ W. W. Johnson                  *By:    /s/ Martha G. Williams
         ----------------------------               ----------------------------
         W. W. Johnson                              *Martha G. Williams, as
         Director                                   Special Attorney in Fact


*By:     /s/ William O. McCoy
         ----------------------------
         William O. McCoy
         Director

                           Annual Report on Form 10-K
                             The Liberty Corporation
                                December 31, 1998


                                Index to Exhibits

                                                                                                       PAGE
          EXHIBITS                                                                                    NUMBER
3.2       The Liberty Corporation Bylaws as Amended through February 2, 1999.                            31

11.       The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share
               Computation (incorporated herein by reference to Note 11 of the "Notes to
               Consolidated Financial Statements" on page 20 of The Liberty Corporation
               Annual Report to Shareholders for the year ended December 31, 1998).                      64

13.       Portions of The Liberty Corporation Annual Report to Shareholders
               for the year ended December 31, 1998:

          Market for the Registrant's Common Stock and Related Security Stockholder Matters              38
          Selected Financial Data                                                                        39
          Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                             40-48
          Quantitative and Qualitative Disclosures About Market Risk                                  44-45
          Financial Statements and Supplementary Information:
            Consolidated Statements of Income - For the three years ended December 31, 1998              49
            Consolidated Balance Sheets - December 31, 1998 and 1997                                  50-51
            Consolidated Statements of Cash Flows - For the three years ended December 31, 1998          52
            Consolidated Shareholders' Equity - For the three years ended December 31, 1998              53
            Notes to Consolidated Financial Statements - December 31, 1998                            54-73
            Report of Independent Auditors                                                               74

21.       The Liberty Corporation and Subsidiaries, List of Significant Subsidiaries                     75

23.       Consent of Independent Auditors                                                                76

27.       Financial Data Schedule