Form 10-Q
period 1999-03-31
LIBERTY CORP
filed 1999-05-14
CIK 59229

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended March 31, 1999
                                    --------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                                Number of shares outstanding
              Title of each class               as of March 31, 1999
              -------------------               ----------------------------

                Common Stock                             18,782,795

                    Page 1 of 15 sequentially numbered pages.
                        The Exhibit Index is on Page 14.

                                 PART I, ITEM 1
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED AND CONDENSED BALANCE SHEETS

(In 000's)
                                                                                  March 31,          December 31,
                                                                                    1999                 1998
                                                                                 -----------         -----------
ASSETS                                                                                       (Unaudited)

Investments:
  Fixed Maturity Securities available for sale, at market, cost of $899,618
     at 3/31/99 and $896,944 at 12/31/98                                         $   922,523         $   935,178
  Equity Securities, at market, cost of $48,695 at 3/31/99 and $54,354 at
    12/31/98                                                                          56,120              63,658
  Mortgage Loans                                                                     212,075             215,549
  Investment Real Estate                                                              33,268              34,788
  Loans to Policyholders                                                              90,796              90,653
  Other Long-Term Investments                                                         22,420              21,256
  Short-Term Investments                                                                 250                 250
                                                                                 -----------         -----------
     Total Investments                                                             1,337,452           1,361,332

Cash                                                                                  16,880              16,633
Accrued Investment Income                                                             13,640              13,508
Receivables                                                                           69,779              69,536
Receivable from Reinsurers                                                           276,189             275,602
Deferred Acquisition Costs and Cost of Business Acquired                             289,890             284,366
Buildings and Equipment                                                               99,347             101,523
Intangibles Related to Television Operations                                         212,031             212,842
Goodwill Related to Insurance Acquisitions                                            22,627              22,868
Other Assets                                                                          50,212              52,473
                                                                                 -----------         -----------
     Total Assets                                                                $ 2,388,047         $ 2,410,683
                                                                                 ===========         ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities
 Policy Liabilities                                                              $ 1,341,175         $ 1,334,531
 Notes, Mortgages and Other Debt                                                     278,000             285,000
 Accrued Income Taxes                                                                  7,347               7,348
 Deferred Income Taxes                                                               117,405             122,650
 Accounts Payable and Accrued Expenses                                                98,637             106,523
 Other Liabilities                                                                     4,014               4,157
                                                                                 -----------         -----------
     Total Liabilities                                                             1,846,578           1,860,209
                                                                                 -----------         -----------

Redeemable Preferred Stock
1994-A Series, $35.00 redemption value, shares issued and outstanding -
     169,797 in 1999 and 198,259 in 1998                                               5,943               6,939
1994-B Series, $37.50 redemption value, shares issued and outstanding -
     284,273 in 1999 and 374,059 in 1998                                              10,660              14,028
                                                                                 -----------         -----------
     Total Redeemable Preferred Stock                                                 16,603              20,967
                                                                                 -----------         -----------

Shareholders' Equity
 Common Stock                                                                         73,073              70,565
 Series 1995-A Convertible Preferred Stock, $35.00 redemption value,
     599,985 shares issued and outstanding                                            20,999              20,999
 Unearned Stock Compensation                                                          (5,077)             (7,596)
 Retained Earnings                                                                   416,684             418,790
 Accumulated Other Comprehensive Income:
   Unrealized Investment Gains                                                        19,187              26,749
                                                                                 -----------         -----------
     Total Shareholders' Equity                                                      524,866             529,507
                                                                                 -----------         -----------
       Total Liabilities, Redeemable Preferred Stock and Shareholders'
          Equity                                                                 $ 2,388,047         $ 2,410,683
                                                                                 ===========         ===========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                             March 31,
                                                   ---------------------------
(In 000's, except per share data)                     1999              1998
                                                   ---------         ---------
                                                           (Unaudited)

REVENUES
 Insurance Premiums & Policy Charges               $  64,053         $  87,982
 Broadcasting Revenues                                39,866            32,367
 Net Investment Income                                24,359            40,892
 Service Contract Revenue                              4,668             4,152
 Realized Investment (Losses) Gains                   (8,344)            3,129
                                                   ---------         ---------
   Total Revenues                                    124,602           168,522
                                                   ---------         ---------

EXPENSES
 Policyholder Benefits                                35,488            57,106
 Insurance Commissions                                18,559            20,557
 General Insurance Expenses                           18,010            20,132
 Amortization of Deferred Acquisition Costs           10,377            12,446
 Broadcasting Expenses                                31,157            24,363
 Interest Expense                                      3,927             3,290
 Loss on sale of subsidiary                             --              13,811
 Other Expenses                                        3,622             5,464
                                                   ---------         ---------
   Total Expenses                                    121,140           157,169
                                                   ---------         ---------

Income Before Income Taxes                             3,462            11,353
Income Tax Provision                                     942            13,776
                                                   ---------         ---------
  NET INCOME (LOSS)                                $   2,520         $  (2,423)
                                                   =========         =========


EARNINGS (LOSS) PER SHARE:
  Basic earnings (loss)  per common share          $     .11         $   (0.15)
  Diluted earnings (loss) per common share         $     .11         $   (0.15)


Dividends Per Common Share                         $     .22         $     .20


See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

                                                                            Three Months Ended March 31,
                                                                          -------------------------------
(In 000's)                                                                   1999                 1998
                                                                          -----------         -----------
                                                                                    (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                         $     2,520         $    (2,423)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     (Decrease) increase in policy liabilities                                 (4,937)                705
     Decrease in accounts payable and accrued liabilities                      (8,288)             (1,248)
     Increase in receivables                                                   (1,478)                (31)
     Amortization of policy acquisition costs                                  10,376              12,446
     Policy acquisition costs deferred                                        (10,572)            (15,332)
     Realized investment losses (gains )                                        8,344              (3,129)
     Gain on sale of operating assets                                            (109)               (166)
     Loss on sale of subsidiary                                                  --                13,811
     Minority interest in earnings of subsidiary                                 --                   781
     Depreciation and amortization                                              5,420               4,693
     Amortization of bond premium and discount                                 (1,000)             (2,398)
     Provision for deferred income taxes                                       (1,166)              1,373
     All other operating activities, net                                        7,620                 758
                                                                          -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       6,730               9,840

INVESTMENT ACTIVITIES
Investment securities sold                                                     17,622              33,135
Investment securities matured or redeemed by issuer                            32,347              64,408
Cost of investment securities acquired - available for sale                   (53,396)           (142,828)
Mortgage loans made                                                            (4,399)            (30,077)
Mortgage loan repayments                                                        6,802              28,277
Purchase of investment real estate, buildings and equipment                    (3,353)             (5,307)
Sale of investment real estate, buildings and equipment                         2,346               2,388
Purchase of short-term investments                                               --                (8,255)
Sales of short-term investments                                                  --                 8,255
All other investment activities, net                                             (869)                132
                                                                          -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES                                          (2,900)            (49,872)

FINANCING ACTIVITIES
Proceeds from borrowings                                                      663,000           1,359,000
Principal payments on debt                                                   (670,000)         (1,236,840)
Dividends paid                                                                 (4,626)             (4,360)
Stock issued for employee benefit and compensation programs                       821               1,713
Repurchase of common stock                                                       --              (125,036)
Return of policyholders' account balances                                      (7,793)             (9,568)
Receipts credited to policyholders' account balances                           15,015              17,311
                                                                          -----------         -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                            (3,583)              2,220

INCREASE (DECREASE) IN CASH                                                       247             (37,812)
Cash at beginning of year                                                      16,633              61,786
                                                                          -----------         -----------
CASH AT END OF PERIOD                                                     $    16,880         $    23,974
                                                                          ===========         ===========

See Notes to Consolidated and Condensed Financial Statements

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated and condensed financial statements of The Liberty Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included is not necessarily indicative of the annual results that may be expected for the year ended December 31, 1999, but it does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. For further information, refer to the consolidated financial statements and footnotes thereto included in The Liberty Corporation annual report on Form 10-K for the year ended December 31, 1998.

2.       COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This Standard established rules for the reporting and display of comprehensive income and its components; however, the adoption of this standard had no impact on the Company's net income or shareholders' equity. In addition to certain other adjustments, SFAS 130 requires unrealized gains or losses on the Company's available for sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. The components of comprehensive income, net of related income taxes, for the three months ended March 31, 1999 and 1998, respectively are as follows:

                  (In $000s)                                              1999                  1998
                  ----------                                      ------------------------------------------

                  Net Income                                              $ 2,520                $(2,423)
                  Unrealized losses on securities                          (7,562)                  (602)
                  Foreign currency translation adjustments                      -                    146
                                                                  ------------------------------------------
                  Comprehensive income                                    $(5,042)               $(2,879)
                                                                  ==========================================

3.       EARNINGS PER SHARE

         The calculation of basic and diluted earnings per share is as follows:

                                                          Three Months Ended
                                                               March 31,
                                                   ----------------------------------
                                                        1999               1998
                                                   ---------------    ---------------
                                                               (Unaudited)
Numerator:

   Net Income                                       $ 2,520,000        $(2,423,000)

   Preferred Stock Dividends                           (534,000)          (676,000)
                                                   ---------------     --------------

   Numerator for basic earnings per share -
     income available to common shareholders          1,986,000         (3,099,000)

   Effect of Dilutive securities:

   Stock Options                                            ---                ---
   Redeemable Preferred Stock                               ---                ---
   Convertible Preferred Stock                              ---                ---
                                                   ---------------    ---------------

Numerator for diluted earnings per share            $ 1,986,000        $(3,099,000)
                                                   ===============    ===============



Denominator:

Denominator for basic earnings per share -
     weighted average shares                         18,563,000         20,161,000

   Effect of Dilutive securities:

   Stock Options                                            ---                ---
   Redeemable Preferred Stock                               ---                ---
   Convertible Preferred Stock                              ---                ---
                                                   ---------------    ---------------

Denominator for diluted earnings per share -
     weighted average shares plus assumed
     conversions                                     18,563,000         20,161,000
                                                   ===============    ===============


Basic Earnings Per Share                                   $.11             $(0.15)
                                                   ===============    ==============

Diluted Earnings Per Share                                 $.11             $(0.15)
                                                   ===============    ==============

4.       SEGMENT REPORTING

         In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This Standard is effective for financial statements issued for periods beginning after December 15, 1997. SFAS 131 requires that a public company report financial and descriptive information on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. The Company adopted this standard as of January 1, 1998.

         The Company operates primarily in the television broadcasting and life insurance industries. The Company currently has five reportable segments. Prior to the sale of Pierce in April 1998, the Company had six reportable segments. All segments except the television broadcasting are included in Insurance Operations. The Company evaluates segment performance based on several factors. For segments that are comprised of a separate company (LIS and Cosmos) the primary factor is net income excluding unusual, non-operating items. For those segments that are not separate companies performance is evaluated based on income before income taxes excluding realized gains and losses and unusual, non-operating items. See the Company's 1998 form 10K for additional information on the types of operations for each of the Company's segments.

         The following tables summarize financial information by segment for the periods ended March 31, 1999 and 1998:

                             Liberty               LIS                                    Cosmos -
For the quarter     Liberty    Life     Pierce   Insurance            Adjust-    Total   Television
ended March 31,      Life    Liberty   National  Admin-    Corporate   ments   Insurance   Broad-    Elimin-     Total
1999                Agency    Direct   Pre-need  istration  & Other     (1)    Operations  casting   ations   Consolidated
------------------- -------- --------- --------  --------  --------- --------- ---------- --------- --------- -----------

Outside revenues    $51,447   $29,711  $      -   $ 4,668   $ 7,254  $(8,344)   $ 84,736  $ 39,866   $      -   $ 124,602

Intersegment
revenues                  -         -         -     9,612     5,300        -      14,912         -    (14,912)          -

Segment profit
(loss) before
income taxes          3,307     2,121         -    (1,113)    3,791   (8,344)       (238)    3,700                  3,462

Income tax
expense (benefit)                             -      (385)               142        (243)    1,185                    942
                                       --------- ---------                     ---------- ---------           -----------

Segment net
income                                        -  $   (728)                        $    5  $  2,515              $   2,520
                                       ========= =========                     ========== =========           ===========

                             Liberty               LIS                                    Cosmos -
For the quarter     Liberty    Life     Pierce   Insurance            Adjust-    Total   Television
ended March 31,      Life    Liberty   National  Admin-    Corporate   ments   Insurance   Broad-    Elimin-     Total
1998                Agency    Direct   Pre-need  istration  & Other     (1)    Operations  casting   ations   Consolidated
------------------- -------- --------- --------  --------  --------- --------- ---------- --------- --------- -----------

Outside revenues    $52,535   $28,595  $ 38,460   $ 4,152   $ 9,284   $ 3,129  $ 136,155  $ 32,367   $     -   $ 168,522

Intersegment
revenues                   -        -         -         -     2,308       561      2,869         -    (2,869)          -

Segment profit
(loss) before
income taxes           6,035    3,766     5,640       650     1,260   (11,463)     5,888     5,465                11,353

Income tax
expense (benefit)                         2,098       249               9,698     12,045     1,731                13,776
                                       --------- ---------                     ---------- ---------           -----------

Segment net
income                                 $  3,452  $    401                      $ (6,157)  $  3,734             $ (2,423)
                                       ========= =========                     ========== =========           ===========


(1) The adjustments column reflects unallocated realized investment gains and losses, income taxes, and unusual, non-operating items.

5.       COMMITMENTS AND CONTINGENCIES

         At March 31, 1999, the Company had made commitments as shown below:

         (In 000's)

         Investment real estate                 $   836
         Mortgage loans and bonds                18,368
         Other                                       48
                                             -----------
                                                $19,252
                                             ===========



6.      REDEMPTION OF 1994-A and 1994-B SERIES PREFERRED STOCK

        On April 29, 1999, the Company announced that it has called for the redemption of its 1994-A Series voting cumulative preferred stock, and its 1994-B Series voting cumulative preferred stock. Shares will be redeemed at $35.00 per share and $37.50 per share for the 1994-A and 1994-B preferred stock, respectively, plus accrued interest from April 1, 1999 through the redemption date. Alternatively, at any time up to 5:00 p.m. Eastern time on May 25, 1999, holders of either series of preferred stock may convert their shares into the common stock of the Company on a share for share basis.


7.      SALE OF PIERCE NATIONAL LIFE

        On April 8, 1998, the Company completed the sale of Pierce National Life Insurance Company to Fortis, Inc. Fortis purchased 21% of the common stock of Pierce as of December 31, 1997. The Company received cash totaling approximately $139 million at closing. The Company recognized a loss on the sale of Pierce of $18.9 million during the first quarter of 1998.


8.      RECLASSIFICATIONS

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

                                 PART I, ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)



The Liberty Corporation is a holding company with operations in insurance and broadcasting. Liberty ("the Company") markets its insurance products through Liberty Life Insurance Company. Additionally, Liberty is one of the nation's largest life insurance third-party administrators, providing administrative services for approximately 4.4 million policies through Liberty Insurance Services Corporation. The Company's broadcasting subsidiary, Cosmos Broadcasting, consists of eleven network affiliated stations in the Southeast and Midwest.
Six stations are affiliated with NBC, three with ABC, and two with CBS.


SIGNIFICANT 1998 TRANSACTIONS AFFECTING COMPARABILITY WITH 1999

Sale of Pierce National Life

On April 8, 1998, Liberty completed the sale of Pierce National Life Insurance Company ("Pierce") to Fortis, Inc. Liberty recognized a loss of approximately $18.9 million related to the sale of Pierce in the first quarter of 1998.

Stock Repurchase

On March 11, 1998, Liberty completed the repurchase of 2.4 million shares of common stock at a price of $52 per share. The stock repurchase was funded from the Company's credit facility.


RESULTS OF OPERATIONS

Liberty reported a consolidated first quarter net income of $2.5 million compared with a net loss of $2.4 million for the first quarter of 1998 (see table below). Operating earnings (which exclude net realized investment gains and losses and the loss on the Pierce sale) were $7.9 million, a decrease of approximately 45% compared with the $14.5 million reported in the comparable prior-year quarter. Contributing to the decline in operating earnings was the dilutive impact of the three television station acquisitions Cosmos completed in the second half of 1998, higher policyholder benefit costs in Liberty Life, and a reduction in operating earnings at Liberty Insurance Services. Net income
(loss) reflects after-tax realized investment losses of $5.4 million in the first quarter of 1999 compared with gains of $2.0 million in 1998.

The Liberty Corporation and Subsidiaries            Quarter ended March 31, 1999
Management's Discussion and Analysis of Operations

                                                                   First Quarter
                                                              1999               1998
                                                            ---------         ---------

Insurance revenues                                          $  93,080         $ 133,026
Broadcasting revenues                                          39,866            32,367
                                                            ---------         ---------
Total revenues (excluding realized gains and losses)          132,946           165,393
                                                            =========         =========

Insurance operating earnings                                $   5,386         $  10,760
Broadcasting operating earnings                                 2,515             3,734
                                                            ---------         ---------
Total operating earnings                                        7,901            14,494
Net realized investment gains (losses)                         (5,381)            2,002
Loss on sale of subsidiary                                       --             (18,919)
                                                            ---------         ---------
Net income (loss)                                           $   2,520         $  (2,423)
                                                            =========         =========


Consolidated revenues (excluding realized gains and losses) decreased $32.4 million (20%) compared to the first quarter of 1998. Adjusting to exclude the first quarter revenues of Pierce National Life Insurance Company, which was sold in April 1998, and excluding realized investment gains and losses, first-quarter revenues increased 5 percent compared with the first quarter of 1998. Pro-forma insurance revenues were level with the comparable prior-year period while broadcasting revenues increased 23% (3% excluding the impact of the three stations acquired during 1998).

Insurance operating earnings of $5.4 million for the quarter were down $5.4 million (50%) from the comparable prior year quarter. On a pro forma basis (adjusting for the sale of Pierce and the use of the sale proceeds) operating earnings declined approximately $3.1 million as compared to the prior year first quarter.

Liberty Life operating earnings were down $2.6 million compared with the first quarter of 1998 as higher benefit costs reduced earnings $1.8 million and investment income declined $0.5 million. The increased mortality cost combined with lower investment income contributed to a decline in agency pre-tax earnings. In addition to increased mortality cost, LibertyDirect experienced increased expenses in its direct marketing operations, as compared to the prior year first quarter.

Liberty Insurance Services' (LIS) contribution to first quarter 1999 operating earnings was $1.1 million lower than the first quarter of 1998. LIS's fluctuation reflects lower earnings from incremental client services in first quarter 1999 compared with the prior-year first quarter.

The broadcasting operations reported operating earnings of $2.5 million, down $1.2 million from the $3.7 million reported in the prior-year first quarter. The decline in earnings is attributable to higher levels of non-cash amortization expense and additional financing costs related to the 1998 station acquisitions.

The Liberty Corporation and Subsidiaries            Quarter ended March 31, 1999
Management's Discussion and Analysis of Operations

INVESTMENTS

As of March 31, 1999, Liberty's consolidated investment portfolio was carried at $1.3 billion. Approximately 70% of consolidated invested assets were in fixed maturity securities (bonds and redeemable preferred stocks), 16% were in mortgage loans, 7% in policy loans, with the balance consisting of equity securities (3%), real estate (2%), and other long term investments (2%).

The overall average credit rating of fixed maturity securities as of March 31, 1999 was A. Less than investment grade securities comprised 5.4% of the fixed maturity portfolio at March 31, 1999, compared with 4.9% at December 31, 1998.

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company reported an unrealized gain of $19.2 million on fixed maturity securities available for sale and equity securities as of March 31, 1999. This compares with an unrealized gain of $26.7 million at December 31, 1998. Due to the requirements of SFAS No. 115, shareholders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of fixed maturity securities.


CAPITAL, FINANCING, AND LIQUIDITY

At March 31, 1999 the Company's borrowings and notes payable amounted to $278.0 million, a decrease of $7.0 million from the $285.0 million outstanding at December 31, 1998.

Other Company commitments are shown in Note 4 contained in the accompanying financial statements. Additional detail as to commitments and financing is contained in the Notes to the Consolidated Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 1998.

Further discussion of investments and valuation is contained in Notes 1 and 2 to the Consolidated Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 1998.


CASH FLOWS

The Company's net cash flow from operating activities was $6.7 million for the first three months of 1999 compared to $9.8 million for the same period of 1998. The Company's net cash used in investing activities was $2.9 million in 1999 compared with $49.9 million in 1998. The decrease in net cash used in investing activities resulted from a decrease in the purchasing of investment securities. In the first quarter of 1998 investment securities were purchased using the proceeds received from Fortis during 1997 when it acquired 21% of Pierce's common stock for approximately $37.2 million. Cash flow used in financing activities was $3.6 million 1999, compared with $2.2 million provided in 1998.

The Liberty Corporation and Subsidiaries            Quarter ended March 31, 1999
Management's Discussion and Analysis of Operations

IMPACT OF YEAR 2000

The Year 2000 issue is the result of computer programs written to use two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including among other things, a temporary inability to process transactions, send premium billings, pay personnel properly, or engage in normal business activities.

The Company has determined that it will be required to modify or replace significant portions of its software and certain hardware so that its systems will properly utilize dates beyond December 31, 1999. The Company currently believes that with modifications and replacements to software and certain hardware, the Year 2000 issue will be mitigated. However, if the required modifications and replacements are not made or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. The Company has completed the full assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that a number of the Company's information technology systems could be affected, particularly the insurance administration, billing, and commissioning systems. The Company also completed an assessment of the equipment used at the television stations. In addition, the Company is gathering information about the Year 2000 compliance status of its significant suppliers and business partners and is continuing to monitor their compliance.

Progress in Becoming Year 2000 Compliant

As mentioned previously the Company has completed the assessment phase to determine its information technology exposures. Liberty is 100% complete with its assessment phase, approximately 95% complete on the remediation phase, 75% complete with its testing phase and has implemented a number of business critical Year 2000 compliant systems. The Company plans to be significantly complete with its testing efforts by June 30, 1999. Completion of the implementation phase for all significant systems is expected by June 30, 1999.

The Company is approximately 90% complete in the remediation phase of its operating equipment used in the broadcasting operations. The Company is approximately 95% complete with the testing of its remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. Testing and implementation of affected equipment is expected to be 100% complete by July 31, 1999.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Company's insurance collection system interfaces directly with significant third party vendors including a large number of banks and financial institutions. The Company is in the process of working with its primary third party vendors to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by December 31, 1999. The Company has completed its remediation efforts on its collection system and is 95% complete with the testing phase. Testing of all significant systems that are tied to vendor interfaces was completed by December 31, 1998. The Company has asked its critical vendors to provide, in written form, documentation relating to their Year 2000 compliance. The Company has received responses from over 75% of those sent. Certain of the responses were not deemed acceptable, and follow up procedures are currently being performed on these vendors, and those that have not yet replied. The Company has no means of ensuring that its suppliers or subcontractors will be Year 2000 ready. The inability of the Company's suppliers or subcontractors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company, although the effect of non-compliance by significant suppliers or subcontractors is not fully determinable. The Company will continue to monitor correspondence from significant suppliers and subcontractors and develop contingency plans where deemed appropriate.

The Liberty Corporation and Subsidiaries            Quarter ended March 31, 1999
Management's Discussion and Analysis of Operations


Risk and Risk Factors

Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company, for unforeseen reasons, does not complete any additional phases, the Company would be unable to correctly issue certain insurance policies, invoice customers, collect payments or pay agents properly. Disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Additionally, the Company could be subject to litigation for computer systems product failure, such as, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans

The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and adjusting staffing strategies. Additionally, the Company has decided to remediate and test older systems that are planned for replacement during the first half of 1999. Thus, if replacement projects are delayed for any reason, the older systems will function beyond the Year 2000.

Year 2000 Costs

The Company is using both internal and external resources to reprogram or replace, test and implement the software and equipment to ensure it is Year 2000 compliant. The Company has implemented several major systems projects during the last three and one-half years that were not specifically performed to remediate Year 2000 issues. However, during the course of those projects, systems have been modified to ensure that they were Year 2000 compliant. The total cost of the projects to be undertaken for which a component of the project, or the entire project, has to do with remediating the Year 2000 problem is estimated to be approximately $18.4 million and is being funded through operating cash flows. Of the total, approximately $11.1 million is expected to be expensed, with the remainder to be capitalized as it relates primarily to upgrading or replacing systems for business reasons other than the Year 2000. To date the Company has incurred approximately $16.3 million of these costs.



ACCOUNTING DEVELOPMENTS

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


MARKET RISK EXPOSURES

With respect to the Company's exposure to market risks, see management's comments under the Fixed Maturity Securities heading in the Company's annual report included in its 1998 Form 10-K.

The Liberty Corporation and Subsidiaries            Quarter ended March 31, 1999
Management's Discussion and Analysis of Operations

FORWARD LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained herein or in any other written or oral statements made by, or on behalf of the Company, is or may be viewed as forward looking. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the following: changes in general economic conditions, including the performance of financial markets and interest rates; competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; and adverse litigation results. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments, or otherwise.

PART II, ITEM 6.  Exhibit and Reports on Form 8-K

         (a) A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.



                                INDEX TO EXHIBITS

EXHIBIT 11     Consolidated Earnings Per Share Computation (included in
               Note 3 of Notes to Consolidated and Condensed Financial
               Statements)
EXHIBIT 27     Financial Data Schedule (Electronic Filing Only)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






THE LIBERTY CORPORATION                                     Date:  May 14, 1999
-----------------------
(Registrant)




/s/ Kenneth W. Jones
--------------------
Kenneth W. Jones
Corporate Controller




/s/ Martha G. Williams
----------------------
Martha G. Williams
Vice President, General Counsel and Secretary