Form 10-Q
period 1999-06-30
LIBERTY CORP
filed 1999-08-11
CIK 59229

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                         Number of shares Outstanding
 Title of each class                     as of June 30, 1999
 -------------------                     ------------------------------
 Common Stock                                      19,335,364

                   Page 1 of 22 sequentially numbered pages.
                        The Exhibit Index is on Page 15.

                                 PART I, ITEM 1
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED AND CONDENSED BALANCE SHEETS

(In 000's)
                                                                                                     JUNE 30,         December 31,
                                                                                                       1999             1998
                                                                                                   -----------        -------------
ASSETS                                                                                                       (Unaudited)
   Investments:
     Fixed Maturity Securities available for sale, at market, cost of $899,884 at 6/30/99 and $896,94487 at 12/31/98
                                                                                                       897,111         935,178
     Equity Securities, at market, cost of $51,020 at 6/30/99 and $54,354 at 12/31/98                   65,113          63,658
     Mortgage Loans                                                                                    220,719         215,549
     Investment Real Estate                                                                             31,904          34,788
     Loans to Policyholders                                                                             91,094          90,653
     Other Long-Term Investments                                                                        22,107          21,256
     Short-Term Investments                                                                                985             250
                                                                                                   -----------     -----------
        Total Investments                                                                            1,329,033       1,361,332

   Cash                                                                                                 18,004          16,633
   Accrued Investment Income                                                                            12,919          13,508
   Receivables                                                                                          79,179          69,536
   Receivable from Reinsurers                                                                          272,466         275,602
   Deferred Acquisition Costs and Cost of Business Acquired                                            299,054         284,366
   Buildings and Equipment                                                                              97,908         101,523
   Intangibles Related to Television Operations                                                        211,218         212,842
   Goodwill Related to Insurance Acquisitions                                                           22,386          22,868
   Other Assets                                                                                         52,934          52,473
                                                                                                   -----------     -----------
        Total Assets                                                                               $ 2,395,101     $ 2,410,683
                                                                                                   -----------     -----------

   LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

   Liabilities
    Policy Liabilities                                                                             $ 1,340,354     $ 1,334,531
    Notes, Mortgages and Other Debt                                                                    280,300         285,000
    Accrued Income Taxes                                                                                 9,642           7,348
    Deferred Income Taxes                                                                              112,659         122,650
    Accounts Payable and Accrued Expenses                                                              103,091         106,523
    Other Liabilities                                                                                    4,240           4,157
                                                                                                   -----------     -----------
        Total Liabilities                                                                            1,850,286       1,860,209
                                                                                                   -----------     -----------

   Redeemable Preferred Stock
   1994-A Series, $35.00 redemption value, shares issued and outstanding -0- shares in
       1999 and 198,259 in 1998                                                                             --           6,939
   1994-B Series, $37.50 redemption value, shares issued and outstanding -0- shares in
         1999 and 374,059 in 1998                                                                           --          14,028
                                                                                                   -----------     -----------
        Total Redeemable Preferred Stock                                                                    --          20,967
                                                                                                   -----------     -----------

   Shareholders' Equity
    Common Stock                                                                                        94,867          70,565
    Series 1995-A Convertible Preferred Stock, $35.00 redemption value, shares issued
        and outstanding - 582,485 shares in 1999 and 599,985 in 1998                                    20,386          20,999
    Unearned Stock Compensation                                                                         (6,703)         (7,596)
    Retained Earnings                                                                                  425,268         418,790
    Accumulated Other Comprehensive Income:
      Unrealized Investment Gains                                                                       10,997          26,749
                                                                                                   -----------     -----------
        Total Shareholders' Equity                                                                     544,815         529,507
                                                                                                   -----------     -----------
          Total Liabilities, Redeemable Preferred Stock and Shareholders' Equity                   $ 2,395,101     $ 2,410,683
                                                                                                   ===========     ===========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

                                                                  Three Months ended               Six Months Ended
                                                                        June 30,                      June 30,
                                                                -------------------------    -----------------------
(In 000's, except per share data)                                     1999         1998          1999        1998
                                                                ---------------  --------    ----------    ---------
                                                                                      (Unaudited)
   REVENUES
    Insurance Premiums & Policy Charges                             $  63,314      $ 65,284    $ 127,367   $ 153,266
    Broadcasting Revenues                                              47,258        40,654       87,124      73,021
    Net Investment Income                                              25,000        26,205       48,875      66,703
    Service Contract Revenue                                            6,197         4,250       10,865       8,402
    Other Income                                                        2,789           586        3,273         980
    Realized Investment Gains                                            (650)        1,660       (8,994)      4,789
                                                                    ---------     ---------    ---------   ---------
      Total Revenues                                                  143,908       138,639      268,510     307,161
                                                                    ---------     ---------    ---------   ---------

   EXPENSES
    Policyholder Benefits                                              32,390        32,312       67,878      89,418
    Insurance Commissions                                              18,938        19,484       37,497      40,041
    General Insurance Expenses                                         19,260        18,023       37,270      38,155
    Amortization of Deferred Acquisition Costs                         10,687         8,906       21,064      21,352
    Broadcasting Expenses                                              32,533        26,278       63,690      50,641
    Interest Expense                                                    3,570         3,071        7,497       6,361
    Loss on Sale of Subsidiary                                             --            --           --      13,811
    Other Expenses                                                      6,135         5,221        9,757      10,685
                                                                    ---------     ---------    ---------   ---------
      Total Expenses                                                  123,513       113,295      244,653     270,464
                                                                    ---------     ---------    ---------   ---------

   Income Before Income Taxes                                          20,395        25,344       23,857      36,697
   Income Tax Provision                                                 7,328         9,076        8,270      22,852
                                                                    ---------     ---------    ---------   ---------
     NET INCOME                                                     $  13,067      $ 16,268     $ 15,587   $  13,845
                                                                    =========     =========    =========   =========


   EARNINGS PER SHARE:
     Basic earnings per common share                                  $  .68       $    .85     $    .79    $    .65
     Diluted earnings per common share                                $  .66       $    .82     $    .78    $    .64


   Dividends Per Common Share                                         $  .22       $    .22     $    .44    $    .42


See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                Six Months Ended June 30,
                                                                                          -----------------------------------------
(In 000's)                                                                                      1999                1998
                                                                                          -----------------------------------------
                                                                                                        (Unaudited)
OPERATING ACTIVITIES
         Net Income                                                                          $    15,587       $    13,845
         Adjustments to reconcile net income to net cash provided (used) in operating activities:

                 (Decrease) increase in policy liabilities                                       (11,415)           (2,971)
                 Increase (decrease) in accounts payable and accrued liabilities                  (2,977)           (5,831)
                 (Increase) decrease in receivables                                               (5,688)            2,965
                 Amortization of policy acquisition costs                                         21,063            21,352
                 Policy acquisition costs deferred                                               (24,018)          (27,150)
                 Realized investment losses (gains)                                                8,994            (4,789)
                 Gain on sale of operating assets                                                   (405)             (311)
                 Loss on sale of subsidiary                                                           --            13,811
                 Minority interest in earnings of subsidiary                                          --               849
                 Depreciation and amortization                                                    11,046             9,495
                 Amortization of bond premium and discount                                        (2,005)           (4,125)
                 Provision for deferred income taxes                                              (1,495)            1,023
                 All other operating activities, net                                               3,287            (7,908)
                                                                                             -----------       -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                                11,974            10,255

         INVESTMENT ACTIVITIES
         Investment securities sold                                                               41,458            45,798
         Investment securities matured or redeemed by issuer                                      74,827           104,428
         Cost of investment securities acquired - available for sale                            (121,487)         (164,163)
         Mortgage loans made                                                                     (17,124)          (45,890)
         Mortgage loan repayments                                                                 11,073            43,568
         Purchase of investment real estate, buildings and equipment                              (7,779)           (7,989)
         Sale of investment real estate, buildings and equipment                                   4,931             6,004
         Net cash received on sale of subsidiary                                                      --           133,060
         Purchase of short-term investments                                                      (23,168)           (8,255)
         Sales of short-term investments                                                          22,434             8,255
         All other investment activities, net                                                       (714)               10
                                                                                             -----------       -----------
         NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                     (15,549)          114,826

         FINANCING ACTIVITIES
         Proceeds from borrowings                                                              1,510,000         2,307,000
         Principal payments on debt                                                           (1,514,700)       (2,346,664)
         Dividends paid                                                                           (9,109)           (9,098)
         Stock issued for employee benefit and compensation programs                               2,933             1,668
         Redemption of preferred stock                                                              (306)               --
         Repurchase of common stock                                                                   --          (125,534)
         Return of policyholders' account balances                                               (13,511)          (16,810)
         Receipts credited to policyholders' account balances                                     29,639            31,739
                                                                                             -----------        -----------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       4,946          (157,699)

         (DECREASE) INCREASE IN CASH                                                               1,371           (32,618)
         Cash at beginning of year                                                                16,633            61,786
                                                                                             -----------       -----------
         CASH AT END OF PERIOD                                                               $    18,004       $    29,168
                                                                                             ===========       ===========

      See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)



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


2.       REDEMPTION OF 1994-A and 1994-B SERIES PREFERRED STOCK

         On May 25, 1999 ("the redemption date") the Company completed the redemption of all of the outstanding shares of its 1994-A Series voting cumulative preferred stock, and its 1994-B Series voting cumulative preferred stock. Shares were called for redemption at $35.00 per share and $37.50 per share for the 1994-A and 1994-B preferred stock, respectively, plus accrued interest from April 1, 1999 through the redemption date. Prior to the redemption date, all shares of the 1994-A Series were converted into common stock, and all but 8,170 shares of the 1994-B Series were converted into common stock.

3.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related income taxes, for the three-month and six-month periods ended June 30, 1999 and 1998, respectively, are as follows:

                                                                  Three Months Ended               Six Months Ended
                                                                     June 30,                        June 30,
                                                             ------------------------------------------------------------
                                                              1999            1998              1999          1998
                                                             ------------------------------------------------------------
               (In 000's)

                Net Income                                    $ 13,067       $ 16,268       $ 15,587       $ 13,845
                Unrealized losses on securities                 (8,190)       (28,701)       (15,752)       (29,303)
                Foreign currency translation adjustments
                                                                    --           (481)            --           (335)
                                                              --------       --------       --------       --------
                Comprehensive income (loss)                   $  4,877       $(12,914)      $   (165)      $(15,793)
                                                              ========       ========       ========       ========

4.       EARNINGS PER SHARE

         The calculation of basic and diluted earnings per share is as follows:

               (In 000's except per share data)                            Three Months Ended                Six Months Ended
                                                                               June 30,                          June 30,
                                                                      -------------------------------------------------------------
                                                                             1999          1998           1999           1998
                                                                      -------------------------------------------------------------
                                                                                               (Unaudited)
                NUMERATOR - EARNINGS:
                Net Income                                                $ 13,067       $ 16,268       $ 15,587       $ 13,845
                Preferred Dividends                                           (255)          (923)          (789)        (1,348)
                                                                          --------       --------       --------       --------

                Numerator for basic earnings per share
                                                                            12,812         15,596         14,798         12,497

                Effect of Dilutive Securities:

                       Redeemable Preferred Stock                               --            410            272             --
                       Convertible Preferred Stock                             255            262            517             --
                                                                          --------       --------       --------       --------

                Numerator for diluted earnings per share
                                                                          $ 13,067       $ 16,268       $ 15,587       $ 12,497
                                                                          ========       ========       ========       ========

                DENOMINATOR - AVERAGE SHARES OUTSTANDING:

                Denominator  for basic earnings per share - weighted
                average shares                                              18,806         18,438         18,684         19,299

                Effect of Dilutive Securities:

                       Stock Options                                           184            164            184            169
                       Redeemable Preferred Stock                              309            716            421             --
                       Convertible Preferred Stock                             591            600            595             --
                                                                          --------       --------       --------       --------

                Denominator for diluted earnings per share
                                                                            19,890         19,918         19,878         19,468
                                                                          ========       ========       ========       ========

                Basic Earnings Per Share                                  $    .68       $    .85       $    .79       $    .65
                Diluted Earnings Per Share                                $    .66       $    .82       $    .78       $    .64

5.    SEGMENT REPORTING

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This Standard is effective for financial statements issued for periods beginning after December 15, 1997. SFAS 131 requires that a public company report financial and descriptive information on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. The Company adopted this standard as of January 1, 1998.

      The Company operates primarily in the television broadcasting and life insurance industries. The Company currently has five reportable segments. Prior to the sale of Pierce in April 1998, the Company had six reportable segments. All segments except television broadcasting are included in Insurance Operations. The Company evaluates segment performance based on several factors. For segments that are comprised of a separate company (LIS and Cosmos) the primary factor is net income excluding unusual, non-operating items. For those segments that are not separate companies performance is evaluated based on income before income taxes excluding realized gains and losses and unusual, non-operating items. See the Company's 1998 form 10K for additional information on the types of operations for each of the Company's segments.

      The following tables summarize financial information by segment for the three and six month periods ended June 30, 1999 and 1998:

 For the three                                                                               Cosmos-
 months ended June             Liberty              LIS                                     Television
 30, 1999            Liberty    Life     Pierce   Insurance             Adjust-    Total     Broadcast
                      Life     Liberty  National-  Admin-    Corporate   ments    Insurance    Broad-     Elimi-        Total
                     Agency    Direct   Pre-need  istration   & Other     (1)    Operations  casting     nations   Consolidated
 ------------------- -------- --------- --------- --------- --------- ---------  ---------- ----------- ---------  ------------
 Outside revenues    $ 50,670   $29,700        --  $6,197    $10,733  $    (650) $  96,650  $ 47,258              $  143,908

 Intersegment
 revenues                  --        --        --   9,402     4,839         --      14,241        --   $ (14,241)         --

 Segment profit
 (loss) before
 income taxes           4,072     2,539        --     532     4,305       (650)     10,798     9,597                  20,395

 Income tax
 expense (benefit)                             --     171                3,332       3,503     3,825                   7,328
                                        ---------  ------                        ---------  --------              ----------

 Segment net income                            --  $  361                        $   7,295  $  5,772              $   13,067
                                        =========  ======                        =========  ========              ==========


 For the three                                                                               Cosmos-
 months ended June             Liberty              LIS                                     Television
 30, 1998            Liberty    Life     Pierce   Insurance            Adjust-     Total     Broadcast
                      Life     Liberty  National-   Admin-   Corporate  ments    Insurance    Broad-     Elimi-       Total
                     Agency    Direct   Pre-need  istration  & Other     (1)     Operations  casting     nations   Consolidated
 ------------------- -------- --------- --------- --------- --------- ---------  ---------- ----------- ---------  ------------
 Outside revenues    $ 52,763  $30,999    $  561    $4,250    $8,313    $1,099    $97,985    $40,654                $138,639

 Intersegment
 revenues                  --       --        --     7,534     3,842      (561)    10,815         --     $(10,815)        --

 Segment profit
 (loss) before
 income taxes           7,656    4,121       483    (1,014)      676     1,590     13,512     11,832                  25,344

 Income tax
 expense (benefit)                           172      (399)              4,583      4,356      4,720                   9,076
                                          ------    ------                        -------    -------                --------

 Segment net income
                                          $  311    $ (615)                       $ 9,156    $ 7,112                $ 16,268
                                          ======    ======                        =======    =======                ========

      (1) The adjustments column reflects unallocated realized investment gains and losses, income taxes, and unusual, non-operating items, including the $13.8 million loss on the sale of pierce in the first quarter of 1998.

 For the six months                                                                           Cosmos-
 ended June 30, 1999           Liberty              LIS                                     Television
                     Liberty    Life     Pierce   Insurance            Adjust-    Total     Broadcast
                      Life     Liberty  National-   Admin-   Corporate  ments    Insurance    Broad-     Elimi-       Total
                     Agency    Direct   Pre-need  istration  & Other     (1)     Operations  casting     nations   Consolidated
 ------------------- -------- --------- --------- --------- --------- ---------  ---------- ----------- ---------  ------------
 Outside revenues    $102,117 $ 59,411         -- $  10,865  $17,987  $ (8,994)  $ 181,386   $ 87,124               $  268,510

 Intersegment
 revenues                  --       --         --    19,014   10,139                29,153         --   $ (29,153)          --

 Segment profit
 (loss) before          7,379    4,660         --      (581)   8,096    (8,994)     10,560     13,297                   23,857
 income taxes

 Income tax
 expense (benefit)                             --      (214)             3,474       3,260      5,010                    8,270
                                        --------- ---------                      ---------   --------               ----------
 Segment net income                            -- $    (367)                     $   7,300   $  8,287               $   15,587
                                        ========= =========                      =========   ========               ==========

 For the six months                                                                           Cosmos-
 ended June 30, 1998           Liberty              LIS                                     Television
                     Liberty    Life     Pierce   Insurance            Adjust-     Total     Broadcast
                      Life     Liberty  National    Admin-   Corporate  ments    Insurance    Broad-     Elimi-       Total
                     Agency    Direct   Pre-need  istration  & Other     (1)     Operations  casting     nations   Consolidated
 ------------------- -------- --------- --------- --------- --------- ---------  ---------- ----------- ---------  ------------
 Outside revenues    $105,298  $59,594   $39,021   $ 8,402   $17,597   $ 4,228    $234,140   $ 73,021                $307,161

 Intersegment
 revenues                  --       --        --    17,440     6,150                23,590         --    $(23,590)         --

 Segment profit
 (loss) before
 income taxes          13,691    7,887     6,123      (364)    1,936    (9,873)     19,400     17,297                  36,697

 Income tax
 expense (benefit)                         2,270      (150)             14,281      16,401      6,451                  22,852
                                         -------   -------                        --------   --------                --------
 Segment net income
                                         $ 3,853   $  (214)                       $  2,999   $ 10,846                $ 13,845
                                         =======   =======                        ========   ========                ========

      (1) The adjustments column reflects unallocated realized investment gains and losses, income taxes, and unusual, non-operating items, including the $13.8 million loss on the sale of Pierce in the first quarter of 1998.



6.     COMMITMENTS AND CONTINGENCIES

         At June 30, 1999, the Company had made commitments as shown below:

         (In 000's)

           Investment real estate                                             $   802
           Mortgage loans and fixed maturity securities                         9,668
           Other                                                                2,919
                                                                              -------
                                                                              $13,389
                                                                              =======

6.       SALE OF PIERCE NATIONAL LIFE

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

                                 PART I, ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)



The Liberty Corporation is a holding company with operations in insurance and broadcasting. Liberty ("the Company") markets its insurance products through Liberty Life Insurance Company. Additionally, Liberty is one of the nation's largest life insurance third-party administrators, providing administrative services for over 4.5 million policies through Liberty Insurance Services Corporation. The Company's broadcasting subsidiary, Cosmos Broadcasting, consists of eleven network-affiliated stations in the Southeast and Midwest. Six stations are affiliated with NBC, three with ABC, and two with CBS.


SIGNIFICANT TRANSACTIONS AFFECTING COMPARABILITY BETWEEN PERIODS

REDEMPTION OF 1994-A AND 1994-B SERIES PREFERRED STOCK

On May 25, 1999 ("the redemption date") the Company completed the redemption of all of the outstanding shares of its 1994-A Series voting cumulative preferred stock, and its 1994-B Series voting cumulative preferred stock. Shares were to be redeemed at $35.00 per share and $37.50 per share for the 1994-A and 1994-B preferred stock, respectively, plus accrued interest from April 1, 1999 through the redemption date. Prior to the redemption date, all shares of the 1994-A Series were converted into common stock, and all but 8,170 shares of the 1994-B Series were converted into common stock.

TELEVISION STATION ACQUISITIONS

During 1998 the Company completed the acquisition of three television stations. WALB was acquired in July for $78.6 million, KGBT in November for $42.9 million and WWAY in December for $35.4 million. All of these acquisitions were accounted for as purchases with the results of operations included in the accompanying consolidated financial statements since the respective dates of acquisition. The purchase of these stations was funded using proceeds from the Company's credit facility.

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

RESULTS OF OPERATIONS

Liberty reported consolidated second quarter net income of $13.1 million compared with net income of $15.6 million for the second quarter of 1998 (see table below). Operating earnings (which exclude net realized investment gains and losses and the loss on the Pierce sale) were $13.4 million, a decrease of approximately 11% compared with the $15.2 million reported in the comparable prior-year quarter. Contributing to the decline in operating earnings was the dilutive impact of the three television station acquisitions Cosmos completed in the second half of 1998, and higher policyholder benefit costs and lower investment income in Liberty Life. Net income reflects after-tax realized investment losses of $0.4 million in the second quarter of 1999 compared with gains of $1.1 million in the second quarter of 1998.

Year-to-date net income of $15.6 million was 13% higher than the net income of $13.8 million reported for the comparable 1998 period (see table below). Year-to-date operating earnings (which exclude net realized investment gains and losses and the loss on the Pierce sale) were $21.3 million, a decrease of approximately 28% compared with the $29.7 million reported in the comparable prior-year period. Contributing to the decline in operating earnings was the dilutive impact of the three television station acquisitions Cosmos completed in the second half of 1998, along with the higher policyholder benefit costs and lower investment income in Liberty Life mentioned above. Net income reflects after-tax realized investment losses of $5.8 million in the first half of 1999 compared with gains of $3.1 million in 1998.


                                                               Second Quarter                 Year-to-date
                                                          ------------------------      -------------------------
                                                            1999            1998          1999            1998
                                                          ---------       --------      ---------       ---------
Insurance revenues                                        $  97,300       $ 96,325      $ 190,380       $ 229,351
Broadcasting revenues                                        47,258         40,654         87,124          73,021
                                                          ---------       --------      ---------       ---------
Total revenues (excluding realized gains and losses)        144,558        136,979        277,504         302,372
                                                          =========       ========      =========       =========

Insurance operating earnings                              $   7,676       $  8,075      $  13,062       $  18,835
Broadcasting operating earnings                               5,772          7,111          8,287          10,845
                                                          ---------       --------      ---------       ---------
Total operating earnings                                     13,448         15,186         21,349          29,680
Net realized investment gains (losses)                         (381)         1,082         (5,762)          3,084
Loss on sale of subsidiary                                       --             --             --         (18,919)
                                                          ---------       --------      ---------       ---------
Net income                                                $  13,067       $ 16,268      $  15,587       $  13,845
                                                          =========       ========      =========       =========


Consolidated revenues (excluding realized gains and losses) increased $7.6 million (6%) compared with the second quarter of 1998. Adjusting to exclude the prior year revenues of Pierce National Life Insurance Company, which was sold in April 1998, and excluding realized investment gains and losses, both second-quarter and year-to-date revenues increased 5 percent compared with the comparable period of 1998. Both the second quarter and year-to-date pro-forma insurance revenues were level with the comparable prior-year period, while broadcasting revenues increased 16% and 19% for the second quarter and year-to-date periods respectively. Excluding the impact of the three stations acquired during 1998, broadcasting revenues increased 1% and 3%, for the second quarter and year-to-date respectively.

Insurance operating earnings declined $0.4 million from the prior year second quarter. On a pro forma basis (adjusting for the sale of Pierce) operating earnings declined approximately $0.2 million and $2.7 as compared to the prior year second quarter and year-to-date results respectively.

Liberty Life operating earnings were down $2.9 million compared with the second quarter of 1998 as investment income declined $2.0 million and deferred acquisition cost amortization increased $1.8 million. Year-to-date 1999 operating earnings for Liberty Life were down $5.5 million due to higher benefit costs, lower investment income, and an increase in deferred acquisition cost amortization, as compared with the first six months of 1998.

Liberty Insurance Services contribution to second quarter 1999 results was $1.0 million higher than the second quarter 1998 as a result of lower expenses in some service areas and earnings from an additional contract not present during the second quarter of 1998. Year to date the operating loss for Liberty Insurance Services was $0.4 million, compared to an operating loss of $0.2 million for the first six months of 1998.

The broadcasting operations reported operating earnings of $5.8 million, down $1.3 million from the $7.1 million reported in the prior-year second quarter. The decline in earnings is attributable to higher levels of non-cash amortization expense and additional financing costs related to the 1998 station acquisitions. Year-to-date operating earnings were $2.5 million lower than the previous year six month period.

INVESTMENTS

As of June 30, 1999, Liberty's consolidated investment portfolio was carried at $1.3 billion. Approximately 68% of consolidated invested assets were in fixed maturity securities (bonds and redeemable preferred stocks), 17% were in mortgage loans, 7% in policy loans, with the balance consisting of equity securities (4%), real estate (2%), and other long term investments (2%).

The overall average investment rating of fixed maturity securities as of June 30, 1999 was A. Less than investment grade securities comprised 5.7% of the fixed maturity portfolio at June 30, 1999, compared with 4.9% at December 31, 1998.

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company reported in its balance sheet an unrealized gain of $11.0 million on fixed maturity securities available for sale and equity securities at June 30, 1999. This compares with an unrealized gain of $26.7 million at December 31, 1998. Due to the requirements of SFAS No. 115, shareholders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of fixed maturity securities.


CAPITAL, FINANCING AND LIQUIDITY

At June 30, 1999 the Company's borrowings and notes payable amounted to $280.3 million, a decrease of $4.7 million from the $285.0 million outstanding at December 31, 1998.

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


CASH FLOWS

The Company's net cash flow from operating activities was $12.0 million for the first six months of 1999 compared to $10.3 million for the same period of 1998. The Company's net cash used in investing activities was $15.5 million for the six month period ended June 30, 1999, compared to cash provided by investing activities of $114.8 million for the same period of 1998. Of the $114.8 million of cash provided by investing activities in 1998, $133.1 million represents net cash proceeds from the sale of Pierce National. Net cash provided by financing activities for the six months ended June 30, 1999 was $4.9 million, compared to net cash used in financing activities of $157.7 million for the first six months of 1998. The decrease in cash used in financing activities is due to the repurchase of shares of the Company's common stock in the open market during 1998, with no such repurchases in 1999.


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

The Company determined that it was required to modify or replace significant portions of its software and certain hardware so that its systems would properly utilize dates beyond December 31, 1999. The Company believes that the modifications and replacements made to certain software and hardware will mitigate the Year 2000 issue. However, if these modifications and replacements are not sufficient to mitigate the Year 2000 issue, it could have a material impact on the operations of the Company.

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

PROGRESS IN BECOMING YEAR 2000 COMPLIANT
As mentioned previously the Company has completed the assessment phase to determine its information technology exposures. Liberty is 100% complete with its assessment phase, approximately 95% complete on the remediation phase, 95% complete with its testing phase and has implemented a number of business critical Year 2000 compliant systems. The Company substantially completed its testing efforts by June 30, 1999. The Company substantially completed the implementation phase for all significant systems by July 31, 1999.

The Company is approximately 95% complete in the remediation phase of its operating equipment used in the broadcasting operations. The Company is approximately 95% complete with the testing of its remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. Testing and implementation of affected equipment is expected to be 100% complete by July 31, 1999.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

The Company's insurance collection system interfaces directly with significant third party vendors including a large number of banks and financial institutions. The Company is in the process of working with its primary third party vendors to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by December 31, 1999. The Company has completed its remediation efforts on its collection system and is 95% complete with the testing phase. Testing of all significant systems that are tied to vendor interfaces was completed by December 31, 1998. The Company has asked its critical vendors to provide, in written form, documentation relating to their Year 2000 compliance. The Company has received responses from over 88% of those sent. Certain of the responses were not deemed acceptable, and follow up procedures are currently being performed on these vendors, and those that have not yet replied. The Company has no means of ensuring that its suppliers or subcontractors will be Year 2000 ready. The inability of the Company's suppliers or subcontractors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company, although the effect of non-compliance by significant suppliers or subcontractors is not fully determinable. The Company will continue to monitor correspondence from significant suppliers and subcontractors and develop contingency plans where deemed appropriate.

RISK AND RISK FACTORS
Management believes that its program to address the Year 2000 issue will be effective. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company, for unforeseen reasons, does not complete the additional phases, the Company may not be able to correctly issue certain insurance policies, invoice customers, collect payments or pay agents properly. Disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Additionally, the Company could be subject to litigation for computer systems product failure, such as, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

CONTINGENCY PLANS
The Company has contingency plans for certain critical applications and is working on such plans for others. Draft contingency plans have been submitted to the Company's internal Year 2000 Program Office. Finalized plans are to be implemented and tested by September 30, 1999. These contingency plans involve, among other actions, manual workarounds and adjusting staffing strategies. Additionally, the Company has decided to remediate and test older systems that were planned for replacement during the first half of 1999. Thus, if replacement projects are delayed for any reason, the older systems will function beyond the Year 2000.

YEAR 2000 COSTS
The Company is using both internal and external resources to reprogram or replace, test and implement the software and equipment to ensure it is Year 2000 compliant. The Company has implemented several major systems projects during the last three and one-half years that were not specifically performed to remediate Year 2000 issues. However, during the course of those projects, systems have been modified to ensure that they were Year 2000 compliant. The total cost of the projects to be undertaken for which a component of the project, or the entire project, has to do with remediating the Year 2000 problem is estimated to be approximately $17.2 million and is being funded through operating cash flows. Of the total, approximately $11.1 million is expected to be expensed, with the remainder to be capitalized as it relates primarily to upgrading or replacing systems for business reasons other than the Year 2000. To date the Company has incurred approximately $16.6 million of these costs.


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

         (b) The filing of Form 8-K was not required during the second quarter of 1999.



                                INDEX TO EXHIBITS


EXHIBIT 3.2      Bylaws, as amended through August 3, 1999
EXHIBIT 11 Consolidated Earnings Per Share Computation (included in Note 4 of Notes to Consolidated and Condensed Financial Statements)
EXHIBIT 27       Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






THE LIBERTY CORPORATION                       Date:  August 9,  1999
-----------------------
(Registrant)


/s/ Kenneth W. Jones
-----------------------
Kenneth W. Jones
Corporate Controller




/s/ Martha G. Williams
-----------------------
Martha G. Williams
Vice President, General Counsel and Secretary