Form 10-Q
period 1999-09-30
LIBERTY CORP
filed 1999-11-12
CIK 59229

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999
                                    --------------------

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                               Number of shares Outstanding
              Title of each class                 as of September 30, 1999
              -------------------              ----------------------------

              Common Stock                              19,434,319

                    Page 1 of 27 sequentially numbered pages.
                        The Exhibit Index is on Page 14.

                                 PART I, ITEM 1
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED AND CONDENSED BALANCE SHEETS


(In 000's)

                                                                                  SEPTEMBER 30,        December 31,
                                                                                      1999                 1998
                                                                                   -----------         -----------
ASSETS                                                                                       (Unaudited)

Investments:
  Fixed Maturity Securities available for sale,
     at market, cost of $901,355 at 9/30/99
     and $896,944 at 12/31/98                                                      $   885,055         $   935,178
  Equity Securities, at market, cost of $55,664 at
     9/30/99 and $54,354 at 12/31/98                                                    65,626              63,658
  Mortgage Loans                                                                       223,351             215,549
  Investment Real Estate                                                                32,447              34,788
  Loans to Policyholders                                                                91,690              90,653
  Other Long-Term Investments                                                           21,789              21,256
  Short-Term Investments                                                                 3,480                 250
                                                                                   -----------         -----------
     Total Investments                                                               1,323,438           1,361,332

Cash                                                                                    16,919              16,633
Accrued Investment Income                                                               13,530              13,508
Receivables                                                                             91,096              69,536
Receivable from Reinsurers                                                             270,072             275,602
Deferred Acquisition Costs and Cost of Business Acquired                               299,535             284,366
Buildings and Equipment                                                                 97,164             101,523
Intangibles Related to Television Operations                                           210,406             212,842
Goodwill Related to Insurance Acquisitions                                              22,145              22,868
Other Assets                                                                            49,666              52,473
                                                                                   -----------         -----------
     Total Assets                                                                  $ 2,393,971         $ 2,410,683
                                                                                   ===========         ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities
 Policy Liabilities                                                                $ 1,341,188         $ 1,334,531
 Notes, Mortgages and Other Debt                                                       251,300             285,000
 Accrued Income Taxes                                                                   11,795               7,348
 Deferred Income Taxes                                                                 106,942             122,650
 Accounts Payable and Accrued Expenses                                                 130,867             106,523
 Other Liabilities                                                                       4,389               4,157
                                                                                   -----------         -----------
     Total Liabilities                                                               1,846,481           1,860,209
                                                                                   -----------         -----------

Redeemable Preferred Stock
1994-A Series, $35.00 redemption value, shares issued
     and outstanding -0- shares in 1999 and 198,259 in 1998                               --                 6,939
1994-B Series, $37.50 redemption value, shares issued and
     outstanding -0- shares in 1999 and 374,059 in 1998                                   --                14,028
                                                                                   -----------         -----------
     Total Redeemable Preferred Stock                                                     --                20,967
                                                                                   -----------         -----------

Shareholders' Equity
 Common Stock                                                                           95,427              70,565
 Series 1995-A Convertible Preferred Stock, $35.00 redemption value, shares
     issued and outstanding - 502,585 shares in 1999 and  599,985 in 1998               20,387              20,999
 Unearned Stock Compensation                                                            (6,141)             (7,596)
 Retained Earnings                                                                     438,003             418,790
 Accumulated Other Comprehensive Income:
   Unrealized Investment Gains                                                            (186)             26,749
                                                                                   -----------         -----------
     Total Shareholders' Equity                                                        547,490             529,507
                                                                                   -----------         -----------
       Total Liabilities, Redeemable Preferred Stock and
          Shareholders' Equity                                                     $ 2,393,971         $ 2,410,683
                                                                                   ===========         ===========


See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS


                                                    Three Months ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                  -----------------------      -------------------------
(In 000's, except per share data)                   1999           1998           1999            1998
                                                 ---------      ---------      ---------       ---------
                                                                      (Unaudited)

REVENUES
 Insurance Premiums & Policy Charges             $  62,641      $  66,031      $ 190,008       $ 219,297
 Broadcasting Revenues                              43,329         37,925        130,453         110,946
 Net Investment Income                              24,077         25,637         72,952          92,340
 Service Contract Revenue                            6,249          5,073         17,114          13,475
 Other Income                                       16,302            514         17,216           1,494
 Realized Investment Gains                             626            786         (8,368)          5,575
                                                 ---------      ---------      ---------       ---------
   Total Revenues                                  153,224        135,966        419,375         443,127
                                                 ---------      ---------      ---------       ---------

EXPENSES
 Policyholder Benefits                              31,610         33,163         99,488         122,581
 Insurance Commissions                              18,102         19,853         55,599          59,894
 General Insurance Expenses                         16,500         18,954         53,770          57,109
 Amortization of Deferred Acquisition Costs         11,231          9,930         32,295          31,282
 Broadcasting Expenses                              33,116         26,517         96,806          77,158
 Interest Expense                                    3,756          3,671         11,253          10,032
 Loss on Sale of Subsidiary                           --             --             --            13,811
 Other Expenses                                     12,111          6,939         19,509          17,624
                                                 ---------      ---------      ---------       ---------
   Total Expenses                                  126,426        119,027        368,720         389,491
                                                 ---------      ---------      ---------       ---------

Income Before Income Taxes                          26,798         16,939         50,655          53,636
Income Tax Provision                                 9,589          6,032         17,859          28,884
                                                 ---------      ---------      ---------       ---------
  NET INCOME                                     $  17,209      $  10,907      $  32,796       $  24,752
                                                 =========      =========      =========       =========


EARNINGS PER SHARE:
  Basic earnings per common share                $     .88      $     .56      $    1.68       $    1.20
  Diluted earnings per common share              $     .86      $     .55      $    1.65       $    1.19


Dividends Per Common Share                       $     .22      $     .22      $     .66       $     .64


See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS


                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
(In 000's)                                                                      1999                1998
                                                                            -----------         -----------
                                                                                      (Unaudited)
OPERATING ACTIVITIES
Net Income                                                                  $    32,796         $    24,752
Adjustments to reconcile net income to net cash provided (used) in operating activities:
     (Decrease) increase in policy liabilities                                  (18,328)            (10,132)
     Increase (decrease) in accounts payable and accrued liabilities             26,275               3,575
     (Increase) decrease in receivables                                         (16,913)             (1,408)
     Amortization of policy acquisition costs                                    32,295              31,282
     Policy acquisition costs deferred                                          (35,023)            (38,666)
     Realized investment losses (gains)                                           8,368              (5,575)
     Gain on sale of operating assets                                              (371)               (924)
     Loss on sale of subsidiary                                                    --                13,811
     Depreciation and amortization                                               16,757              14,513
     Amortization of bond premium and discount                                   (2,749)             (5,602)
     Provision for deferred income taxes                                           (881)              1,268
     All other operating activities, net                                          8,266              (3,740)
                                                                            -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        50,492              23,154

INVESTMENT ACTIVITIES
Investment securities sold                                                       86,287              53,239
Investment securities matured or redeemed by issuer                              93,477             143,183
Cost of investment securities acquired - available for sale                    (191,268)           (223,032)
Mortgage loans made                                                             (24,824)            (30,936)
Mortgage loan repayments                                                         16,457              30,022
Purchase of investment real estate, buildings and equipment                     (12,568)            (13,372)
Sale of investment real estate, buildings and equipment                           5,606              11,594
Net cash received on sale of subsidiary                                            --               133,060
Net cash paid on purchase of television stations                                   --               (78,787)
Purchase of short-term investments                                              (27,733)             (8,255)
Sales of short-term investments                                                  24,985               8,255
All other investment activities, net                                               (400)               (405)
                                                                            -----------         -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                             (29,981)             24,566

FINANCING ACTIVITIES
Proceeds from borrowings                                                      2,298,000           2,707,000
Principal payments on debt                                                   (2,331,700)         (2,674,664)
Dividends paid                                                                  (13,582)            (13,788)
Stock issued for employee benefit and compensation programs                       3,493               1,571
Redemption of preferred stock                                                      (306)               --
Repurchase of common stock                                                         --              (129,202)
Return of policyholders' account balances                                       (19,940)            (24,371)
Receipts credited to policyholders' account balances                             43,810              46,539
                                                                            -----------         -----------
NET CASH USED IN FINANCING ACTIVITIES                                           (20,225)            (86,915)

INCREASE (DECREASE) IN CASH                                                         286             (39,195)
Cash at beginning of year                                                        16,633              61,786
                                                                            -----------         -----------
CASH AT END OF PERIOD                                                       $    16,919         $    22,591
                                                                            ===========         ===========


See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


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

3.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related income taxes, for the three-month and nine-month periods ended September 30, 1999 and 1998, respectively, are as follows:


                                             Three Months Ended          Nine Months Ended
                                               September 30,               September 30,
                                         --------------------------- ---------------------------
                                             1999          1998          1999          1998
                                         ------------- ------------- ------------- -------------
         (In 000's)

         Net Income                      $   17,209      $10,907     $  32,796     $ 24,752
         Unrealized losses on               (11,183)        (445)      (26,935)     (29,748)
         securities
         Foreign currency translation
         adjustments                             --           --            --         (335)
                                         ------------- ------------- ------------- -------------
         Comprehensive income (loss)          6,026    $  10,462         5,861       (5,331)
                                         ============= ============= ============= =============

4.       EARNINGS PER SHARE

         The calculation of basic and diluted earnings per share is as follows:


         (In 000's except per share data)         Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                           ---------------------------------- ----------------------------------
                                                 1999             1998              1999             1998
                                           ----------------- ---------------- ----------------- ----------------
                                                                        (Unaudited)
         NUMERATOR - EARNINGS:

         Net Income                        $     17,209      $     10,907     $        32,796   $     24,752
         Preferred Dividends                       (229)             (631)              (1,018)       (1,979)
                                           ----------------- ---------------- ----------------- ----------------

         Numerator for basic earnings
         per share                               16,980            10,276               31,778        22,773

         Effect of Dilutive Securities:

              Redeemable Preferred Stock             --               369                  272            --
              Convertible Preferred Stock           229               262                  746            --
                                           ----------------- ---------------- ----------------- ----------------

         Numerator for diluted earnings
         per share                         $     17,209      $     10,907     $         32,796  $     22,773
                                           ================= ================ ================= ================

         DENOMINATOR - AVERAGE SHARES
         OUTSTANDING:

         Denominator for basic earnings
         per share - weighted average
         shares                                  19,262            18,417               18,877        19,005

         Effect of Dilutive Securities:

              Stock Options                         166               164                  174           158
              Redeemable Preferred Stock             --               677                  280            --
              Convertible Preferred Stock           521               600                  571            --
                                           ----------------- ---------------- ----------------- ----------------

         Denominator for diluted
         earnings per share                      19,949            19,858               19,902        19,163
                                           ================= ================ ================= ================

         Basic Earnings Per Share                 $0.88             $0.56                $1.68         $1.20
         Diluted Earnings Per Share               $0.86             $0.55                $1.65         $1.19

5.       SEGMENT REPORTING

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

         The following tables summarize financial information by segment for the three and nine month periods ended September 30, 1999 and 1998:

                                   Liberty    Pierce     LIS                                    Cosmos -
      For the three        Liberty   Life    National  Insurance           Adjust-     Total    Television
      months ended          Life   Liberty      -       Admin-   Corporate  ments    Insurance   Broad-   Elimin-     Total
      September 30, 1999   Agency   Direct   Pre-need  istration & Other     (1)     Operations  casting   ations   Consolidated
      -------------------- ------- --------- --------- --------- --------- --------- ---------- --------- --------- ------------

      Outside revenues     $51,545  $29,114         -    $6,249   $22,361      $626   $109,895  $ 43,329             $153,224

      Intersegment               -        -         -     9,520     5,119         -     14,639         -  $(14,639)        -
      revenues

      Segment profit
      (loss) before          4,356    1,552         -     2,246    12,874       626     21,654     5,144               26,798
      income taxes

      Income tax expense
      (benefit)                                     -       861               6,534      7,395     2,194                9,589
                                             --------- ---------                     ---------- ---------           ----------

      Segment net income                            -    $1,385                        $14,259    $2,950              $17,209
                                             ========= =========                     ========== =========           ==========


                                   Liberty    Pierce     LIS                                    Cosmos -
      For the three        Liberty   Life    National  Insurance           Adjust-     Total    Television
      months ended          Life   Liberty      -       Admin-   Corporate  ments    Insurance   Broad-   Elimin-     Total
      September 30, 1998   Agency   Direct   Pre-need  istration & Other     (1)     Operations  casting   ations   Consolidated
      -------------------- ------- --------- --------- --------- --------- --------- ---------- --------- --------- ------------
      Outside revenues     $52,720  $31,353    $    -    $5,073    $8,109      $786    $98,041                       $135,966
                                                                                                $37,925

      Intersegment               -        -         -     7,549     4,313         -     11,862         -  $(11,862)        -
      revenues

      Segment profit
      (loss) before          5,743    2,466        (3)     (280)      485       786      9,197     7,741               16,939
      income taxes

      Income tax expense
      (benefit)                                     -      (122)              3,048      2,926     3,106                6,032
                                             --------- ---------                     ---------- ---------           ----------

      Segment net income                          $(3)    $(158)                        $6,271    $4,636              $10,907
                                             ========= =========                     ========== =========           ==========

         (1) The adjustments column reflects unallocated realized investment gains and losses, income taxes, and unusual non-operating items, including the $13.8 million loss on the sale of Pierce in the first quarter of 1998.

                                   Liberty    Pierce     LIS                                    Cosmos -
      For the nine         Liberty   Life    National  Insurance           Adjust-     Total    Television
      months ended          Life   Liberty      -       Admin-   Corporate  ments    Insurance   Broad-   Elimin-     Total
      September 30, 1999   Agency   Direct   Pre-need  istration & Other     (1)     Operations  casting   ations   Consolidated
      -------------------- ------- --------- --------- --------- --------- --------- ---------- --------- --------- ------------

      Outside revenues     $153,662  $88,525        -   $17,114   $37,989  $(8,368)   $288,992  $130,453             $419,375

      Intersegment                -        -        -    28,534    15,258         -     43,792         -  $(43,792)        -
      revenues

      Segment profit
      (loss) before          11,735    6,212        -     1,665    20,970    (8,368)    32,214    18,441               50,655
      income taxes

      Income tax expense
      (benefit)                                     -       647              10,008     10,655     7,204               17,859
                                             --------- ---------                     ---------- ---------           ----------

      Segment net income                            -    $1,018                        $21,559   $11,237              $32,796
                                             ========= =========                     ========== =========           ==========


                                   Liberty    Pierce     LIS                                    Cosmos -
      For the nine         Liberty   Life    National  Insurance           Adjust-     Total    Television
      months ended          Life   Liberty      -       Admin-   Corporate  ments    Insurance   Broad-   Elimin-     Total
      September 30, 1998   Agency   Direct   Pre-need  istration & Other     (1)     Operations  casting   ations   Consolidated
      -------------------- ------- --------- --------- --------- --------- --------- ---------- --------- --------- ------------

      Outside revenues     $158,018  $90,947  $39,021   $13,475   $25,706    $5,014   $332,181  $110,946             $443,127

      Intersegment                -        -        -   $24,989   $10,463         -     35,452         -  $(35,452)        -
      revenues

      Segment profit
      (loss) before          19,434   10,353    6,120      (644)    2,131    (8,797)    28,597    25,039               53,636
      income taxes

      Income tax expense
      (benefit)                                 2,270      (272)             17,329     19,327     9,557               28,884
                                             --------- ---------                     ---------- ---------           ----------

      Segment net income                       $3,850     $(372)                        $9,270   $15,482              $24,752
                                             ========= =========                     ========== =========           ==========

         (1) The adjustments column reflects unallocated realized investment gains and losses, income taxes, and unusual non-operating items, including the $13.8 million loss on the sale of Pierce in the first quarter of 1998.


6.       COMMITMENTS AND CONTINGENCIES

         At September 30, 1999, the Company had made commitments as shown below:

         (In 000's)

           Investment real estate                                  $   575
           Mortgage loans and fixed maturity securities              8,005
           Other                                                     3,545
                                                                     -----
                                                                   $12,125
                                                                   =======

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

                                 PART I, ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)


The Liberty Corporation is a holding company with operations in insurance and broadcasting. Liberty ("the Company") markets its insurance products through Liberty Life Insurance Company. Additionally, Liberty is one of the nation's largest life insurance third-party administrators, providing administrative services for over 4.5 million policies through Liberty Insurance Services Corporation. The Company's broadcasting subsidiary, Cosmos Broadcasting, consists of eleven network-affiliated stations in the Southeast and Midwest. Six stations are affiliated with NBC, three with ABC, and two with CBS. On November 3, 1999 the Company announced that it had reached a definitive agreement to acquire KCBD-TV, the NBC affiliate in Lubbock, Texas.


SIGNIFICANT TRANSACTIONS AFFECTING COMPARABILITY BETWEEN PERIODS

NON-RECURRING GAIN

During the third quarter of 1999 the Company settled an outstanding lawsuit the Company had brought against a software developer. As previously disclosed, the Company had brought suit in 1996 against a software development company. The gain from the settlement of the lawsuit was partially offset by one-time costs related to the implementation by Liberty Life's Agency division of its Agency 2000 initiative. As part of this initiative the Company consolidated a number of field offices, made strategic reductions in its sales management group, and began lowering agent counts in certain markets. The net impact of the litigation settlement and the one-time Agency costs on operating earnings was a $4.5 million gain.

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

TELEVISION STATION ACQUISITIONS

As noted above, on November 3, 1999 the Company announced that it had reached a definitive agreement to acquire KCBD-TV, the NBC affiliate in Lubbock, Texas in a cash transaction for $59.8 million. The purchase is expected to be funded with borrowings from the Company's credit facility. The transaction, subject to normal and customary regulatory approval, is expected to close in the first quarter of 2000.

During 1998 the Company completed the acquisition of three television stations. WALB was acquired in July for $78.6 million, KGBT in November for $42.9 million and WWAY in December for $35.4 million. All of these acquisitions were accounted for as purchases with the results of operations included in the accompanying consolidated financial statements since the respective dates of acquisition. The purchase of these stations was funded with borrowings from the Company's credit facility.

SALE OF PIERCE NATIONAL LIFE

On April 8, 1998, Liberty completed the sale of Pierce National Life Insurance Company ("Pierce") to Fortis, Inc. Liberty recognized a loss of approximately $18.9 million related to the sale of Pierce in the first quarter of 1998.

STOCK REPURCHASE

On March 11, 1998, Liberty completed the repurchase of 2.4 million shares of common stock at a price of $52 per share. The stock repurchase was funded with borrowings from the Company's credit facility.

RESULTS OF OPERATIONS

Liberty reported consolidated third quarter net income of $17.2 million compared with net income of $10.9 million for the third quarter of 1998 (see table below). Operating earnings (which exclude net realized investment gains and losses) were $16.3 million, an increase of approximately 55% compared with the $10.5 million reported in the comparable prior-year quarter. Contributing to the increase in operating earnings was the settlement of a 1996 lawsuit against a software development company, partially offset by special costs incurred by Liberty Life's Agency marketing unit, which combined to a non-recurring gain of $4.5 million. Net income reflects after-tax realized investment gains of $0.9 million in the third quarter of 1999 compared with gains of $0.4 million in the third quarter of 1998.

Year-to-date net income of $32.8 million was 32% higher than the net income of $24.8 million reported for the comparable 1998. Year-to-date operating earnings (which exclude net realized investment gains and losses and the loss on the Pierce sale) were $37.7 million, a decrease of approximately 6% compared with the $40.2 million reported in the comparable prior-year period. Contributing to the decline in year-to-date operating earnings was the dilutive impact of the three television station acquisitions Cosmos completed in the second half of 1998, higher policyholder benefit costs and lower investment income in Liberty Life, and the special costs incurred by Liberty Life's Agency marketing unit discussed above, offset by the settlement of the 1996 lawsuit, also mentioned above. Net income reflects after-tax realized investment losses of $4.9 million through the third quarter of 1999 compared with gains of $3.5 million for the same period of 1998.

                                                                 Third Quarter                       Year-to-date
                                                             1999            1998              1999            1998
                                                          ------------    ------------      ------------    ------------

Insurance revenues                                        $   109,269     $    97,255       $   297,290     $   326,606
Broadcasting revenues                                          43,329          37,925           130,453         110,946
                                                          ------------    ------------      ------------    ------------
Total revenues (excluding realized gains and losses)          152,598         135,180           427,743         437,552
                                                          ============    ============      ============    ============

Insurance operating earnings                              $    13,380     $     5,841       $    26,442     $    24,676
Broadcasting operating earnings                                 2,950           4,635            11,237          15,480
                                                          ------------    ------------      ------------    ------------
Total operating earnings                                       16,330          10,476            37,679          40,156
Net realized investment gains (losses)                            879             431            (4,883)          3,515
Loss on sale of subsidiary                                          -               -                 -         (18,919)
                                                          ------------    ------------      ------------    ------------
Net income                                                $    17,209     $    10,907           $32,796     $    24,752
                                                          ============    ============      ============    ============


Consolidated revenues (excluding realized gains and losses) increased $17.4 million (13%) compared with the third quarter of 1998. Excluding the impact of the Pierce sale, the one-time gain recognized in the third quarter of 1999, and realized gains and losses, both third-quarter and year-to-date revenues increased 4%, compared with the comparable periods of 1998. On the same basis, third quarter and year-to-date insurance revenues were level with those of the comparable prior-year period, while broadcasting revenues increased 14% and 18% for the third quarter and year-to-date periods respectively. On a same-station basis broadcasting revenues increased 5% and 8%, for the third quarter and year-to-date respectively.

Insurance operating earnings increased $7.5 million from the prior year third quarter. On a pro forma basis (excluding the impact of the Pierce sale and the one-time gain recognized in the third quarter of 1999) insurance operating earnings increased approximately $3.8 million and $1.1 million as compared to the prior year third quarter and year-to-date results, respectively. Included in the prior-year quarter and year-to-date earnings was a $2.2 million non-recurring litigation charge.

Liberty Life operating earnings were down $0.8 million compared with the third quarter of 1998 as investment income declined $1.4 million, premiums declined $3.5 million, and deferred acquisition cost amortization increased $0.7 million, offset by lower commissions expense and improved mortality costs. Year-to-date 1999 operating earnings for Liberty Life were down $1.0 million due to higher benefit costs, lower investment income, and an increase in deferred acquisition cost amortization, as compared with the first nine months of 1998.

Liberty Insurance Services contribution to third quarter 1999 results was $1.5 million higher than the third quarter 1998 as a result of lower expenses in some service areas and earnings from an additional contract not present during the third quarter of 1998. Year-to-date operating income for Liberty Insurance Services was $1.0 million, compared to an operating loss of $0.4 million for the first nine months of 1998.

The broadcasting operations reported operating earnings of $3.0 million, down $1.6 million from the $4.6 million reported in the prior-year third quarter. The decline in earnings is attributable to higher levels of non-cash amortization expense and additional financing costs related to the 1998 station acquisitions. Year-to-date operating earnings were $4.2 million lower than the previous year nine month-period, principally due to the same factors as those impacting the quarterly results.


INVESTMENTS

As of September 30, 1999, Liberty's consolidated investment portfolio was carried at $1.3 billion. Approximately 67% of consolidated invested assets were in fixed maturity securities (bonds and redeemable preferred stocks), 17% were in mortgage loans, 7% in policy loans, with the balance consisting of equity securities (5%), real estate (2%), and other long term investments (2%).

The overall average investment rating of fixed maturity securities as of September 30, 1999 was A. Less than investment grade securities comprised 4.3% of the fixed maturity portfolio at September 30, 1999, compared with 4.9% at December 31, 1998.

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company reported in its balance sheet an unrealized loss of $0.2 million on fixed maturity securities available for sale and equity securities at September 30, 1999. This compares with an unrealized gain of $26.7 million at December 31, 1998. Due to the requirements of SFAS No. 115, shareholders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of fixed maturity securities.


CAPITAL, FINANCING AND LIQUIDITY

At September 30, 1999 the Company's borrowings and notes payable amounted to $251.3 million, a decrease of $33.7 million from the $285.0 million outstanding at December 31, 1998.

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


CASH FLOWS

The Company's net cash flow from operating activities was $50.5 million for the first nine months of 1999 compared to $23.2 million for the same period of 1998. The Company's net cash used in investing activities was $30.0 million for the nine month period ended September 30, 1999, compared to cash provided by investing activities of $24.6 million for the same period of 1998. Of the $24.6 million of cash provided by investing activities in 1998, $133.1 million represents net cash proceeds from the sale of Pierce National and $78.8 million of cash used to purchase WALB in July of 1998. Net cash used in financing activities for the nine months ended September 30, 1999 was $20.2 million, compared to $86.9 million for the first nine months of 1998. The decrease in cash used in financing activities is due to the repurchase of shares of the Company's common stock in the open market during 1998, with no such repurchases in 1999.


IMPACT OF YEAR 2000

The Year 2000 issue is the result of computer programs written to use two digits rather than four to define the applicable year. Any computer programs or hardware that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including among other things, a temporary inability to process transactions, send premium billings, pay personnel properly, or engage in normal business activities.

The Company has been following a comprehensive plan to successfully prepare for Year 2000 computer issues. Working with its computer vendors, the Company has analyzed, modified or replaced, and tested its internal computer system in an effort to ensure that they are Year 2000 ready. During the remainder of 1999, the Company will continue to test and validate the readiness of its computer systems to eliminate or minimize any potential effect that the Year 2000 rollover may have on its operations. The Company has contingency plans for its critical applications. These contingency plans involve, among other actions, manual workarounds and adjusting staffing strategies. The Company is currently testing these manual workarounds to ensure their sufficiency.

The Company will also continue to work with its primary third-party goods and service vendors in order to confirm their year 2000 readiness. However, the Company has no means of ensuring that its suppliers or subcontractors will be year 2000 ready. The inability of the Company's suppliers or subcontractors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company, although the effect of non-compliance by significant suppliers or subcontractors is not fully determinable.

Disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Additionally, the Company could be subject to litigation for computer systems product failure, such as, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.


ACCOUNTING DEVELOPMENTS

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, " Accounting for Derivative Instruments and Hedging Activities". This standard was originally required to be adopted in years beginning after June 15, 1999. Recently however, the Financial Accounting Standards Board delayed the required adoption date effectively to January 1, 2001. The Company has not determined when it will adopt this standard. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's use of derivatives is limited to fixing the cost of borrowings on a portion of the outstanding debt. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company, but it is not expected to be material.


FORWARD LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained herein or in any other written or oral statements made by, or on behalf of the Company, is or may be viewed as forward looking. The words "expect", "believe", "anticipate" or similar expressions identify forward-looking statements. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the following: changes in national and local markets for television advertising, changes in general economic conditions, including the performance of financial markets and interest rates; competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; and adverse litigation results. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments, or otherwise.

PART II, ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (a) A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

         (b) The filing of Form 8-K was not required during the third quarter of 1999.



                                INDEX TO EXHIBITS


EXHIBIT 10.2 The Performance Incentive Compensation Program (Amended and Restated - November 2, 1999)

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






THE LIBERTY CORPORATION                             Date: November 12,  1999
-----------------------
(Registrant)




/s/ Kenneth W. Jones
-----------------------
Kenneth W. Jones
Corporate Controller




/s/ Martha G. Williams
-----------------------
Martha G. Williams
Vice President, General Counsel and Secretary