Form 10-K405
period 1999-12-31
LIBERTY CORP
filed 2000-03-23
CIK 59229

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1999

         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                    to
                                   ------------------    ------------------

Commission File Number  1-5846

                             THE LIBERTY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         South Carolina                                          57-0507055
-------------------------------                              -------------------
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

Securities registered pursuant to Section 12(b) of the Act:

                                                                       Name of Each Exchange on Which
                            Title of Each Class                                  Registered
--------------------------------------------------------------------   ------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2000:

         Common Stock, No Par Value                   $654,814,937.

The number of shares outstanding of each of Registrant's classes of common stock as of March 15, 2000:

         Common Stock, No Par Value                      19,366,061

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1999 are incorporated into Part II, Items 5, 6, 7, and 8 by reference.

    Portions of The Liberty Corporation Proxy Statement for the Annual Meeting of Shareholders on May 2, 2000 are incorporated into Part III, Items 10, 11, 12, and 13 by reference.

    This report is comprised of pages 1 through 74. The exhibit index is on page 34.

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

     The Company's broadcasting subsidiary, Cosmos Broadcasting Corporation, ("Cosmos") consists of twelve network-affiliated stations principally located in the Southeast and Midwest, and a cable advertising company. The Company markets insurance products through Liberty Life Insurance Company ("Liberty Life"), which was founded in 1905. Additionally, through Liberty Insurance Services Corporation ("LIS"), the Company is one of the nation's largest life insurance third-party administrators.

     Additional information concerning Liberty's subsidiaries and divisions is included in "Management's Discussion and Analysis" in the Company's 1999 Annual Report to Shareholders, which is incorporated herein by reference.

RECENT DEVELOPMENTS

    In February 1999, the Company announced that it was considering a variety of restructuring alternatives that would more actively support the business objectives of its operating subsidiaries and enhance value for shareholders. The Company is currently seeking a restructure alternative that best suits Liberty's unique business mix. Recent deregulation both in the financial and broadcasting industries have encouraged the Company to broaden its search for the optimal solution.

     On November 3, 1999 the Company announced that it had reached a definitive agreement to acquire KCBD-TV, the NBC affiliate in Lubbock, Texas in a cash transaction for $59.8 million. The Company completed this transaction in February of 2000. The purchase was funded with borrowings from the Company's credit facility.

     During the third quarter of 1999 the Company settled an outstanding lawsuit it had brought against a software development company in 1996. The gain from the settlement of the lawsuit was partially offset by one-time costs related to the implementation by Liberty Life's Agency division of its Agency 2000 initiative. As part of this initiative the Company consolidated a number of field offices, made strategic reductions in its sales management group, and began lowering agent counts in certain markets. The net impact of the litigation settlement and the one-time Agency costs on operating earnings was an after-tax $4.5 million gain.

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

TELEVISION BROADCASTING AND RELATED OPERATIONS



The following table shows data on the stations owned by us as of March 15, 2000:

-----------------------------------------------------------------------------------------------------------------
                                                                 NETWORK            PERCENTAGE
                                                                 CONTRACT             OF U.S.
                                  MARKET              NETWORK   EXPIRATION STATION  TELEVISION    DATE     DATE
  MARKET               STATION    RANK(1)  CHANNEL  AFFILIATION   (2)      RANK(3) HOUSEHOLDS(4) FORMED  ACQUIRED
-----------------------------------------------------------------------------------------------------------------
Louisville, KY         WAVE-TV         48       3        NBC        2004      2        0.58%      1948     1981
Toledo, OH             WTOL-TV         66       11       CBS        2003      1        0.41       1958     1965
Columbia, SC           WIS-TV          86       10       NBC        2004      1        0.32       1953     1953
Evansville, IN         WFIE-TV         96       14       NBC        2004      1        0.28       1953     1981
Harlingen, TX          KGBT-TV        102       4        CBS        2003      3        0.25       1955     1998
Montgomery, AL         WSFA-TV        113       12       NBC        2004      1        0.23       1959     1959
Lubbock, TX            KCBD-TV        117       11       NBC        2006      1        0.15       1953     2000
Albany, GA             WALB-TV        148       10       NBC        2002      1        0.14       1954     1998
Wilmington, NC         WWAY-TV        152       3        ABC        2005      2        0.14       1964     1998
Biloxi, MS             WLOX-TV        158       13       ABC        2004      1        0.12       1962     1995
Jonesboro, AK          KAIT-TV        178       8        ABC        2004      1        0.08       1963     1986
Lake Charles, LA       KPLC-TV        179       7        NBC        2004      1        0.08       1954     1986

(1) Market rank is based on the relative size of the designated market areas among the 211 generally recognized designated market areas in the U.S., based on Nielsen estimates for the 1998-99 season.
(2) Contracts may be subject to renewal provisions that effectively extend the expiration date.
(3) Station rank in its market area based on Nielsen November 1999 ratings (from sign-on to sign-off).
(4)  Based on Nielsen estimates for the 1998-1999 season.

     Cosmos is a broadcasting company that currently owns and operates twelve network-affiliated television stations in the Southeast and Midwest, eleven of which were ranked No. 1 or No. 2 in their markets by the May 1999 Nielsen ratings from sign-on to sign-off. Seven of its stations are affiliated with NBC, three with ABC, and two with CBS. The twelve stations cover approximately 2.78% of U.S. households.

     All of the Company's stations are located in geographically diverse and growing markets. Eleven of the twelve stations are located in university centers.

     Many of the stations are also located in markets that are home to a mixture of large manufacturing plants, state capitals, transportation hubs and United States military bases.

     o Harlingen-McAllen-Brownsville, in the Rio Grande Valley area of Texas, is the second largest growing region in the state and is the focal point of the NAFTA trade agreement.

     o The Biloxi-Gulfport, Mississippi area includes a major gulfport facility and is the third most visited gaming site after Las Vegas and Atlantic City.

     o Louisville, Kentucky is home to the largest GE appliance plant in the world.

     o Evansville, Indiana is the site of a new Toyota truck plant and new A.K. plant.

     o Toledo, Ohio is developing into a mid-west transportation hub, which includes the Great Lake port facility.

     o Jonesboro, Arkansas is projected to be Arkansas' second largest city by 2005.

     o Lake Charles, Louisiana is one of two cities that has experienced the fastest economic growth in Louisiana.

     o Wilmington, North Carolina was ranked as the second fastest growing metro area in the United States during 1997 and 1998.

     o Columbia, South Carolina; Montgomery, Alabama; and Albany, Georgia are all home to military bases, commands or training centers.

     The twelve stations operate in designated market areas ranked 48 to 179. None of the TV markets represented more than 15% of the revenues or 16% of broadcast cash flow for the fiscal year ending December 31, 1999. The Company believes that it generates one of the best broadcast cash flow per households covered ratios of any broadcast group in the industry. It also believes that nine of the twelve stations generate substantially greater broadcast cash flow and earnings than the average station of comparable market size.

     The Company also operates a cable advertising company, CableVantage Inc. and a direct-mail coupon company, SuperCoups USA. Through CableVantage, it represents seven independent cable operators that, in combination, reach over $430,000 subscribers. Through SuperCoups USA the Company has acquired the direct-mail franchise rights to a number of southeastern cities.

NETWORK AFFILIATIONS

     Each of the stations is affiliated with a major network. The affiliation contracts provide that the network will offer to the affiliated station a variety of network programs, for which the station has the right of first refusal against any other television station located in its community. The network typically retains the rights to sell a substantial majority of the advertising time during such broadcasts. For airing network programming the network pays the stations according to terms in its network affiliation contract. This is called network compensation. The major networks typically provide programming for approximately 90 hours of the average 135 hours per week broadcast by their affiliated stations.

     The NBC affiliation contracts with each of the NBC affiliated stations have been continuously in effect with each of those stations for over forty years. The CBS and ABC affiliation contracts have each been continuously in effect for over thirty years.

     Each network has the right to terminate its affiliation agreement in the event of a material breach of such agreement by a station and in certain other circumstances. Although the Company does not expect that its network affiliation agreements will be terminated and expects to continue to be able to renew its network affiliation agreements, it cannot offer assurance that such agreements will not be terminated or that renewals will be obtained on as favorable terms or at all.

     All of the twelve stations have long-term affiliation agreements, the earliest of which is not due to expire until January 1, 2002. During 1999 the Company renegotiated its CBS affiliation agreements, which were due to expire on December 31, 1999.

SOURCES OF TELEVISION OPERATING REVENUES.

The following table shows the approximate percentage of Cosmos' gross television operating revenues by source, excluding other income, for the three years ended December 31, 1999:

----------------------------------------------------------------------
                                       1999      1998        1997

Local and regional advertising           58%       56%         62%
National spot advertising                32        28          29
Network compensation                      7         7           8
Political advertising                     3         9           1
----------------------------------------------------------------------

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

     Cosmos also has ancillary operations in cable advertising sales, a video production company, and a direct mail coupon company. Revenues from these operations amount to $14.3 million, $10.4 million and $7.5 million for calendar years 1999, 1998 and 1997, respectively. The cable advertising sales are generated by CableVantage Inc., a marketing company designed to assist local cable operators in the sale of commercial time available in cable network programs. CableVantage was formed in 1994 to create business opportunities with cable operators and build revenues from programs and services specifically produced for cable.


COMPETITION

     The television broadcasting industry competes with other leisure time activities for the time of viewers and with all other advertising media for advertising dollars. Within its coverage area, a television station competes with other stations and with other advertising media serving the same area. The outcome of the competition among stations for advertising dollars in a market depends principally on share of audience, advertising rates and the effectiveness of the sales effort.

     The stations compete for television viewers against other local network affiliated and independent stations, as well as against cable and alternate methods of television transmission. The primary basis of this competition is program popularity. A majority of daily programming is supplied by the network with which each station is affiliated. In time periods in which the network provides programming, stations are primarily dependent upon the performance of the network programs in attracting viewers. Stations compete in non-network time periods based on the performance of its programming during such time periods, using a combination of self-produced news, public affairs and other entertainment programming, including syndicated programs, that the station believes will be attractive to viewers. The Company believes that the stations have strong competitive positions in their local markets, enabling them to deliver a high percentage of the local television audience to advertisers. The Company's commitment to local news programming is an important element in maintaining its current market positions.

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

     Further advances in technology and further consolidation in the broadcast industry may increase competition for household audiences and advertisers. Video compression techniques, now in use with direct broadcast satellites and in development for cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These technological developments, which are applicable to all video delivery systems including over-the-air broadcasting, have the potential to allow additional programming to highly targeted audiences. The ability to reach narrowly defined audiences may further fragment viewers and influence advertising spending. The television broadcasting industry is continually faced with such technological change and innovation. The Company is unable to predict the effect that technological changes will have on the broadcast television industry in general, or more specifically to its own operations. Consolidation in the broadcast television industry introduces new, large competitors. Many of the current and potential competitors have greater financial, marketing, programming and broadcasting resources than us. The Company plans to meet the challenge of a consolidating industry by continuing its growth strategy and pursuing new synergistic opportunities.

MANDATED CONVERSION TO DIGITAL TECHNOLOGY

     In accordance with FCC regulations, all station affiliates of ABC, CBS and NBC in the top ten designated market areas were required to transmit a digital signal by May 1, 1999. Affiliates of those networks in designated market areas ranked eleven through thirty were required to transmit a digital signal by November 1, 1999. All remaining commercial broadcasters will be required to transmit a digital signal by May 1, 2002. The Company is not actively seeking to be the first in its markets to offer digital television, but rather the Company intends to benefit from the learning of early adapters and to take advantage of lower equipment costs later in the process. It intends to choose the digital technology format that best combines quality for consumers with feasible business applications.

      As it develops the digital technology, given its dominant presence in its markets, the Company believes it will be attractively positioned as a potential partner for new digital or data stream businesses that wish to develop in its markets. The Company has thus far invested $1.0 million in preparation for the transition to digital television, and estimates that an additional $25 to $35 million may be required over the next three years for towers, antenna systems, transmitters, and transmitter buildings. This investment will establish basic digital television pass through at our twelve stations, including simulcasting existing analog programming. It is anticipated that an additional $10 million above normal recurring capital expenditures will be spent over the next six years to enable the existing twelve stations to convert their news gathering, news production, and other programming equipment to full digital.

Federal Regulation of Broadcasting

     The following is a brief discussion of certain provisions of the Communications Act of 1934, as amended (the "Communications Act"), and of FCC regulations and policies that affect the business operations of Cosmos. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC, on which this discussion is based, for further information concerning the nature and extent of FCC regulation of television broadcasting stations.

     FCC REGULATION. The ownership, operation and sale of television stations, are subject to the jurisdiction of the FCC by authority granted it under the Communications Act. The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the FCC's rules and regulations. Matters subject to FCC oversight include, but are not limited to:

     o    the assignment of frequency bands of broadcast television;

     o the approval of a television station's frequency, location and operating power;

     o the issuance, renewal, revocation or modification of a television station's FCC license;

     o the approval of changes in the ownership or control of a television station's licensee;

     o    the regulation of equipment used by television stations; and

     o the adoption and implementation of regulations and policies concerning the ownership and operation of television stations.

     LICENSE RENEWAL, ASSIGNMENTS AND TRANSFERS. Television broadcast licenses are granted for a maximum term of eight years (five years prior to 1996) and are subject to renewal upon application to the FCC. The FCC prohibits the assignment of a license or the transfer of control of a broadcasting licensee without prior FCC approval. In determining whether to grant or renew a broadcasting license, the FCC considers a number of factors pertaining to the applicant, including compliance with a variety of ownership limitations and compliance with character and technical standards. During certain limited periods when a renewal application is pending, petitions to deny a license renewal may be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold evidentiary, trial-type hearings on renewal applications if a petition to deny renewal of such license raises a "substantial and material question of fact" as to whether the grant of the renewal application would be inconsistent with public interest, convenience and necessity. The FCC must grant the renewal application if, after notice and opportunity for a hearing, it finds that the incumbent has served the public interest and has not committed any serious violation of FCC requirements. If the incumbent fails to meet that standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC has authority to deny the renewal application and consider a competing application.

     The renewal applications have always been granted without hearing for the full term. To date the loosening of the ownership provisions, as well as the other provisions included in the 1996 Act, have not had any significant direct impact on the Company's operations.

     MULTIPLE AND CROSS-OWNERSHIP RULES. On a national level, the FCC rules generally prevent an entity or individual from having an attributable interest in television stations with an aggregate audience reach in excess of 35% of all U.S. households. On a local level, the "duopoly" rule prohibits or restricts attributable interests in two or more television stations with overlapping service areas and the "one-to-a-market" rule restricts such interests in television and radio stations serving the same market. The FCC has recently relaxed the "duopoly" rule to allow broadcasters to own, under certain circumstances, more than one television station in the same local area. The FCC has also initiated rulemaking looking towards relaxation of the 35% aggregate audience reach rule. Additional cross-ownership restrictions generally prohibit broadcast/daily newspaper or television/cable combinations in the same market.

     The FCC generally applies its ownership limits only to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interest of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock (or 10% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only) are generally deemed to be attributable, as are positions as an officer or director of a corporate parent of a broadcast licensee. The FCC is considering proposals to amend the ownership attribution rules including the general "attributable interest" threshold to 10% of the outstanding voting stock of a broadcast licensee and increasing the threshold for passive institutional investors to 20%.

     The FCC recently relaxed its national television station multiple ownership rules. Specifically, a single entity may hold "attributable interests" in an unlimited number of U.S. television stations provided that those stations operate in markets containing cumulatively no more than 35% of the television homes in the U.S. For this purpose, only 50% of the television households in a market are counted towards the 35% national restriction if the owned station is a UHF station. An FCC rulemaking is under way to address how to measure audience reach, including the "UHF discount," as part of the FCC's biennial review of the broadcast rules mandated by the Telecom Act. The television homes that the stations reach is well below the 35% national limit.

     Because of these multiple and cross-ownership rules, a purchaser of the common stock who acquires an attributable interest in the Company may violate the FCC's rules if that purchaser also has an attributable interest in other television or radio stations, or in daily newspapers or cable systems, depending on the number and location of those radio or television stations or daily newspapers or cable systems. Such a purchaser also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If an attributable stockholder of Cosmos violates any of these ownership rules or if a proposed acquisition by Cosmos would cause such a violation, Cosmos may be unable to obtain from the FCC one or more authorizations needed to conduct its television station business and may be unable to obtain FCC consents for certain future acquisitions.

     ALIEN OWNERSHIP. Under the Communications Act, broadcast licenses may not be granted to or held by any corporation having more than one-fifth of its capital stock owned of record or voted by non-U.S. citizens (including a non-U.S. corporation), foreign governments or their representatives (collectively, "Aliens") or having an Alien as an officer or director. The Communications Act also prohibits a corporation, without an FCC public interest finding, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation, any officer of which is an Alien, or more than one-fourth of the directors of which are Aliens, or more than one-fourth of the capital stock of which is owned of record or voted by Aliens, unless the FCC finds that such ownership would be in the public interest. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including general and limited partnerships. As a result of these provisions, since the Company serves as a holding company for the various television station licensee subsidiaries, it cannot have more than 25% of the capital stock owned of record or voted by Aliens, cannot have an officer who is an Alien, and cannot have more than one fourth of its Board of Directors consisting of Aliens

     RESTRICTIONS ON BROADCAST ADVERTISING. The advertising of cigarettes on broadcast stations has been banned for many years. The broadcast advertising of smokeless tobacco products has more recently been banned by Congress. Certain Congressional committees have examined legislative proposals to eliminate or severely restrict the advertising of beer and wine. The Company cannot predict whether any or all of the present proposals will be enacted into law and, if so, what the final form of such law might be. The elimination of all beer and wine advertising could have a material adverse effect on the stations' revenues and operating profits as well as the revenues and operating profits of other stations that carry beer and wine advertising. In recent years, some television stations have begun airing hard liquor advertising. In the past, this group of advertisers had a self-imposed ban on TV advertising. None of the stations have aired this type of advertising. The Company cannot predict the effect, if any, that the airing of these advertisements on competing stations will have on the operating results.

     The FCC has recently lifted its prohibition of broadcast advertising by casinos in markets where the state does not have its own prohibition. The Company has several stations in states where casino gambling is legal and no such state prohibition exists.

     CABLE "MUST-CARRY" OR "RETRANSMISSION CONSENT" RIGHTS. The 1992 Cable Act, enacted in October 1992, requires television broadcasters to make an election to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable television systems in the station's local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable systems within its designated market area. Must-carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on, and the location and size of, the cable system, and the amount of duplicative programming on a broadcast station. Under certain circumstances, a cable system may decline to carry a given station. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement. Generally, the stations have negotiated retransmission consent agreements with cable television systems in their markets, with terms generally ranging from three to ten years, which provide for carriage of the station's signal.

ADVANCED TELEVISION TECHNOLOGY.

At present, U.S. television stations broadcast signals using the "NTSC" system, an analog transmission system named for the National Television Systems Committee, an industry group established in 1940 to develop the first U.S. television technical broadcast standards. The FCC in late 1996 approved a new digital television ("DTV") technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard will allow the simultaneous transmission of multiple streams of video programming and data on the bandwidth presently used by a single normal analog channel.

     The FCC presently plans for the DTV transition period to end by 2006. At that time, broadcasters will be required to discontinue analog operations and to return their present channels to the FCC. The FCC has already begun issuing construction permits to build DTV stations. The FCC has recently issued regulations with respect to DTV allocations and interference criteria which are not yet final, and other aspects of the DTV regulatory framework have not yet been established. The FCC is expected to apply to DTV certain of the rules applicable to analogous services in other contexts, including certain rules that require broadcasters to serve the public interest and may seek to impose additional programming or other requirements on DTV service. The Telecom Act requires the FCC to impose fees upon broadcasters if they choose to use the DTV channel to provide paid subscription services to the public. The FCC recently determined that broadcasters should pay a fee of 5% of gross revenues received for such subscription services should the broadcaster provide subscription services on their DTV channels. The FCC has also recently initiated a rulemaking proceeding to determine whether and to what extent cable systems will be required to carry broadcast DTV signals.

     In some cases, conversion to DTV operations may reduce a station's geographical coverage area. In addition, the FCC's current implementation plan would maintain the secondary status of low-power stations in connection with its allotment of DTV channels. The DTV channel allotment will result in displacement of a substantial number of existing low-power stations, particularly in major television markets. Accordingly, the low-power broadcast stations may be materially adversely affected.


RECENT DEVELOPMENT, PROPOSED LEGISLATION AND REGULATION

       Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the changes and proposed changes noted above, these matters include, for example, additional spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products like hard liquor, beer and wine, and revised rules and policies governing equal employment opportunity. Other matters that could affect its broadcast properties include technological innovations and development generally affecting competition in the mass communications industry.

     The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, the Telecom Act, or of the regulations and policies of the FCC under either act. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Management is unable at this time to predict the outcome of any of the pending FCC rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on its broadcast operations.

INSURANCE OPERATIONS - LIBERTY LIFE

     Liberty Life is a stock life insurance company engaged in the business of writing a broad range of individual life insurance policies and accident and health insurance policies. While Liberty Life is licensed in forty-nine states, and the District of Columbia, its focus has been the Southeast. In 1999, the largest percentages of its premium income were from South Carolina (23%), North Carolina (17%), and Louisiana (8%). The Company believes that Liberty Life's Agency division is the largest provider of home service business in the Carolinas and its LibertyDirect division is the second largest provider of optional mortgage insurance in the life insurance industry.

     Life insurance and annuity premiums contributed 64% of Liberty Life's total premiums in 1999, 67% in 1998, and 72% in 1997. Accident and health insurance premiums contributed the remainder.

     AGENCY DIVISION. The Agency Division is Liberty Life's largest division, contributing 53% of Liberty Life's premiums in 1999. Agents supporting this division operate out of 40 district offices selling primarily individual life insurance, including universal life and interest-sensitive whole life products, as well as health insurance. Historically much of the activity of the agents in this division (which was formerly referred to as Home Service) has focused on periodically visiting homes to sell policies and collect premiums, hence the name Home Service. Liberty Life's strategy in recent years has been to move Agency from a traditional home service life insurance model to one that is focused on being a competitive provider of financial security to the moderate income market. In November 1997, Liberty completed the rollout of a hand-held, pen-based computer (the "PriorityPad") to its entire Agency sales force. Loaded on the PriorityPad is Liberty's proprietary needs assessment methodology, the Priority Profile. This technology, combined with the Priority Profile methodology, allows the agent to go through an interactive sales presentation with the prospective customer. The PriorityPad also provides access to policy rates, and interacts with the home office policy database to update records necessary for the agent to better manage his or her customer base. Ultimately, this technology may be used for application entry or to automate other administrative processes.

      In the fall of 1998, Agency introduced a comprehensive set of processes (known as "Agency of the Future") that focus on improving the ability of the agents to serve the moderate income market, deliver better value to customers, generate greater career opportunities for agents, and improve financial performance. During 1999 the company continued the implementation of its "Agency of the Future" reengineering efforts, now known as "Agency 2000". Throughout this program Agency has continually sought to improve processes for serving its customers and agents wile continuing to build a stronger, more competitive market presence. As part of this initiative, a number of field sales offices were consolidated, strategic reductions in the sales management group were made, and agent counts in certain markets were lowered. It is anticipated that these actions will result in a more productive and efficient field operation.

      Although the Company has broadened this division's area of concentration beyond the Carolinas, principally through strategic acquisitions, the Company has maintained a regional focus for its Agency business in the Southeast.

     LIBERTYDIRECT. The LibertyDirect division contributed 46% of Liberty Life's premiums in 1999. Historically this division has primarily sold decreasing term life, accident and disability insurance designed to fund the outstanding balance of a residential mortgage upon the death or disability of the insured. A staff of full-time representatives and independent brokers offer these products through more than 1,000 financial institutions located throughout the United States and has relationships with 12 of the top 15 mortgage servicing firms. The Company supports the marketing of these products through direct mail and phone solicitations. In addition to products related to the mortgage insurance, this division focuses on the development of new insurance or non-insurance products to market through direct response or point-of-sale marketing channels. Liberty will continue to seek new opportunities and new products to market through this division.

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

(In 000's)                     1999          1998         1997
---------------------------------------------------------------------

 Liberty Life
   Agency                     $133,218      $133,796     $135,305
  LibertyDirect                116,016       119,483      102,995
  Other                          3,167         7,405        6,978
---------------------------------------------------------------------
     Total Liberty Life        252,401       260,684      245,278

 Pierce National                   ---        24,247      105,414
---------------------------------------------------------------------

 Total                        $252,401      $284,931     $350,692
---------------------------------------------------------------------

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

     REINSURANCE. Liberty Life uses reinsurance as a risk management tool in the normal course of business and, in isolated strategic transactions, to effectively buy or sell blocks of in force business. The Company has ceded $3.2 billion (17%) of its $18.7 billion insurance in force to other companies; however, the Company's insurance subsidiaries remain liable with respect to reinsurance ceded should any reinsurer be unable to meet the obligations it has or will assume.

     For the years ended December 31, 1999, 1998, and 1997 Liberty had ceded life insurance premiums of $28.3 million, $23.2 million, and $25.6 million, respectively. Accident and health premiums ceded made up the remainder of ceded premiums which were $9.9 million, $9.1 million, and $8.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     STRATEGIC REINSURANCE TRANSACTIONS. In 1991, 80% or $3.2 billion face amount of Liberty Life's General Agency Marketing Division net insurance in force was coinsured with Life Reassurance Corporation ("Life Re"). The original agreement with Life Re provided for the coinsurance of 50% of this division's insurance in force issued after 1991. Effective July 1, 1995, the amount coinsured on policies written after December 31, 1991, was increased to 80%. The total face value of amounts ceded to Life Re at December 31, 1999 was $2.1 billion. Under terms of the agreement, assets supporting the business ceded are required to be held in escrow.

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

     OPERATIONS. The administrative functions of underwriting and issuing new policies, and the ongoing servicing and claims settlement of in force policies, are provided by an affiliate, Liberty Insurance Services Corporation, at the home office in Greenville, South Carolina. The Company's strategy is to allow LIS to manage the administrative functions of its operations in order to take advantage of the expertise that LIS has developed to provide administrative services to the life insurance industry. LIS provides administrative support services for Liberty's approximately 2.0 million policies representing $18.8 billion of life insurance in force. The Company intends to continue its focus on reducing the unit costs of administrative services by increasing the volume of business through internal growth in those businesses, potentially through acquisitions of blocks of business similar in nature to its existing business, and by investing in technology to further improve efficiency in its operations.

     EMPLOYEES. At December 31, 1999 Liberty Life had approximately 870 employees. Approximately 630 of the employees are agents whose primary source of compensation is commissions on products sold, with the majority of the agents working for Liberty Life's Agency division.

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

     The NAIC and state regulatory authorities require the Asset Valuation Reserve or "AVR" and the Interest Maintenance Reserve or "IMR" to be established as a liability on a life insurer's statutory basis financial statements, but do not affect financial statements of the Company prepared in accordance with accounting principles generally accepted in the United States. AVR establishes a statutory reserve for mortgage loans, equity real estate and joint ventures, as well as for fixed maturities and common and preferred stock. AVR generally captures all realized and unrealized gains and losses on such assets, other than those resulting from changes in interest rates. IMR captures the net gains or losses that are realized upon the sale of fixed income securities (bonds, preferred stocks, mortgage-backed securities and mortgage loans) and that result from changes in the overall level of interest rates, and amortizes these net realized gains or losses into income over the remaining life of each investment sold, thus limiting the ability of an insurer to enhance statutory surplus by taking gains on fixed income securities. The IMR and AVR requirements have not had a material impact on Liberty Life's surplus nor its ability to pay dividends to the parent company.

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

     Under the NAIC's risk-based capital requirements, insurance companies must calculate and report information under a risk-based capital formula in their annual statutory financial statement. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC requirements provide for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for the insurance company to submit a plan to improve its capital to regulatory control of the insurance company. The RBC ratios for Liberty Life indicate that Liberty Life's capital significantly exceeds the minimum capital requirements at December 31, 1999.

     Another NAIC Model Act limits dividends that may be paid in any calendar year without regulatory approval to the lesser of 10% of the insurer's statutory surplus at the prior year-end, or the statutory net gain from operations of the insurer (excluding realized capital gains and losses) for the prior calendar year. The current South Carolina statutes applicable to Liberty Life do not conform to the NAIC Model Act (South Carolina limits dividends to the greater of 10% of statutory surplus or gain from operations). Under current South Carolina law, without prior approval from the South Carolina Commissioner of Insurance, dividend payments from Liberty Life to the Company are limited to the greater of the prior year's statutory gain from operations or 10% of the prior year's statutory surplus. The maximum allowable dividend that can be paid in 2000 by Liberty Life without approval from the South Carolina Insurance Commissioner is $24.6 million. Actual dividends and distributions paid by Liberty Life were $22.0 million in both 1999 and 1998 and $21.0 million in 1997. Under regulations effective July 1, 1995, the South Carolina Insurance Department must be notified of all dividends and distributions to shareholders within five days following the declaration, and at least ten days prior to the payment of the dividend or distribution, and will have the authority to limit the amount of any dividends or distributions. Extraordinary dividends, defined as distributions that, together with all other distributions within a 12 month period, exceed the greater of the net gain from operations or 10% of statutory surplus, cannot be made without the approval of the South Carolina Insurance Department, unless the department has not disapproved the payment within 30 days following the notice of the declaration.

     In accordance with the rules and practices of the NAIC and in accordance with state law, every insurance company is generally examined once every three years by examiners from its state of domicile and from several of the other states where it is licensed to do business. The most recent examination of Liberty Life, for the three years ended December 31, 1994 has been completed, and the report issued did not indicate any significant areas of concern.

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

INSURANCE OPERATIONS - LIBERTY INSURANCE SERVICES CORPORATION

     LIS provides a wide range of administrative support services, on a fee basis, to unaffiliated life and health insurance companies as well as for the Company's insurance subsidiaries. These services include underwriting, issuance of policies, accounting, customer service and claims processing and adjudication. The services are tailored to support the special features of insurance products offered by the companies that desire these services. In addition LIS offers consulting services related to acquisition integration and planning. LIS believes that its offers services that will permit its customers to reduce their home office support costs and focus resources on marketing their insurance products.

     In marketing to unaffiliated life and health insurance companies the Company's strategy is to target three potential markets:

     o Insurance companies acquired by financial investors that either do not want to manage the back office administrative functions or lack experience in providing the required support.

     o Insurance companies that have closed blocks of business that are expensive to administer or are not core to their businesses.

     o Insurance companies that prefer to focus management resources on marketing

     At December 31, 1999, LIS had approximately 4.5 million policies under management. Approximately 2.0 million of those policies are administered for Liberty Life, with the remaining administered for five unaffiliated clients.

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

     EMPLOYEES. At December 31, 1999, LIS had approximately 630 employees. Substantially all of the employees are located at LIS headquarters in Greenville, South Carolina.

EXECUTIVE OFFICERS

    The following is a list of the Executive Officers of the Registrant indicating their age and certain biographical data.

W. HAYNE HIPP, Age 60
   Chairman of the Board of Liberty since May, 1995
   Chairman of the Board of Cosmos since May, 1995
   President and Chief Executive Officer of Liberty since September, 1981 Chairman of the Board of Liberty Life from September, 1989 to December 31, 1997

ROBERT E. EVANS, Age 45
   President of Liberty Life since March, 1999
   Managing Director, Insurance Services of Fleet Financial Group from 1995 to December 1998
   Senior Vice President, Travelers Life and Annuity Business, Travelers Insurance Co. from 1993 to 1995
   Vice President, Travelers Insurance Co. from 1986 to 1993

JENNIE M. JOHNSON, Age 52
   President of Liberty Insurance Services Corporation since May, 1997
   President of Pierce National Life Insurance Company from August, 1995 to April 1998
   Vice President, Administration of Liberty from February, 1994 to August, 1995 Vice President, Planning of Liberty from February, 1986 to December, 1994

KENNETH W. JONES, Age 42
   Corporate Controller of Liberty since May, 1997
   Treasurer of Liberty Life since May, 1997
   Assistant Controller of Liberty from September, 1994 to May, 1997

JAMES M. KEELOR, Age 57
   President of Cosmos since February, 1992
   Vice President, Operations, of Cosmos from December, 1989 to February, 1992

MARTHA G. WILLIAMS, Age 57
   Vice President, General Counsel & Secretary of Liberty since January, 1982 Vice President, General Counsel & Secretary of Liberty Life since January, 1982
   Secretary and Counsel of Cosmos since February, 1982


OTHER BUSINESS

     In addition to the operating subsidiaries, the Company has other minor organizations. These include the Company's administrative staff, an investment advisory company, a property development & management company and transportation operations.


INDUSTRY SEGMENT DATA

     Information concerning the Company's industry segments is contained in the Notes to the Consolidated Financial Statements beginning on pages 24-27 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 68-71 of this report and is incorporated in this Item 1 by reference.

ITEM 2.       PROPERTIES

     MAIN OFFICES. The main office of the Company, Liberty Life, Liberty Insurance Services Corporation, and Cosmos is located on a 30-acre tract in Greenville, SC, and consists of three buildings totaling approximately 360,000 square feet plus parking. The main office facilities are owned by the Company and Liberty Life. Liberty Life leases branch office space in various cities. Leases are normally made for terms of one to ten years.

     Cosmos owns its television broadcast studios, office buildings and transmitter sites in Columbia, SC; Montgomery, AL; Toledo, OH; Louisville, KY; Evansville, IN; Jonesboro, AR; Lake Charles, LA; Biloxi, MS; Albany, GA; Harlingen; TX, Lubbock TX, and Wilmington, NC.


ITEM 3.       LEGAL PROCEEDINGS

         The Company is not currently engaged in legal proceedings of material consequence other than ordinary routine litigation incidental to its business. Any proceedings reported in prior filings have been settled or otherwise satisfied.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY STOCKHOLDER MATTERS

     Information concerning the market for the Company's Common Stock and related stockholder matters is contained on the inside back cover of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 35 of this report and is incorporated in this Item 5 by reference.


ITEM 6.       SELECTED FINANCIAL DATA

     Selected Financial Data for the Company is contained on page 30 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 36 of this report and is incorporated in this Item 6 by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is contained on pages 31-40 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 40-48 of this report and is incorporated in this Item 7 by reference.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information related to quantitative and qualitative disclosures about market risk is contained on pages 37-38 of The Liberty Corporation Annual Report to Shareholders and is included in Exhibit 13 on pages 43-44 of this report and is incorporated in this Item 7A by reference.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

     The Company's Consolidated Financial Statements and Report of Independent Auditors are contained on pages 5-29 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 47-73 of this report and are incorporated in this Item 8 by reference. Quarterly Results of Operations are contained on page 22 of The Liberty Corporation Annual Report to Shareholders and is included in Exhibit 13 on page 66 of this report and are incorporated in this Item 8 by reference


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Company is contained in The Liberty Corporation Proxy Statement for the May 2, 2000 Annual Meeting of Shareholders and is incorporated in this Item 10 by reference.

     Information concerning Executive Officers of the Company is submitted in a separate section of this report in Part I, Item 1 on page 17 and is incorporated in this Item 10 by reference.


ITEM 11.      EXECUTIVE COMPENSATION

     Information concerning Executive Compensation and transactions is contained in The Liberty Corporation Proxy Statement for the May 2, 2000 Annual Meeting of Shareholders and is incorporated in this Item 11 by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning Security Ownership of Certain Beneficial Owners and Management is contained in The Liberty Corporation Proxy Statement for the May 2, 2000 Annual Meeting of Shareholders and is incorporated in this Item 12 by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning Certain Relationships and Related Transactions is contained in The Liberty Corporation Proxy Statement for the May 2, 2000 Annual Meeting of Shareholders and is incorporated in this Item 13 by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      (1) AND (2).   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                        SCHEDULES

     The following consolidated financial statements of The Liberty Corporation and Subsidiaries are included in the Company's Annual Report to Shareholders for the year ended December 31, 1999, filed as Exhibit 13 to this report and incorporated in Item 8 by reference:

         Consolidated Statements of Income - For the three years ended December 31, 1999
         Consolidated Balance Sheets - December 31, 1999 and 1998
         Consolidated Statements of Cash Flows - For the three years ended December 31, 1999
         Consolidated Statements of Shareholders' Equity - For the three years ended December 31, 1999
         Notes to Consolidated Financial Statements - December 31, 1999
         Report of Independent Auditors

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

(a)(3).   LIST OF EXHIBITS

     3.1 Restated Articles of Incorporation, as amended through May 6, 1997 (filed with the Registrant's Quarterly Report on Form 10Q/A for the period ended March 31, 1997 and incorporated herein by reference)

     3.2 Bylaws, as amended through August 3, 1999, filed as Exhibit 3.2 to the Registrant's Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

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

     10.1 See Credit Agreement dated May 1, 1998 (filed as Exhibit 4.3).

     10.2 The Liberty Corporation Performance Incentive Compensation Program, as amended and restated on November 2, 1999, filed as Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

     11. The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation (incorporated herein by reference to Note 11 of the "Notes to Consolidated Financial Statements" on pages 19-20 of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1999) filed on page 63 of this report.

     13. Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1999:
          Market for the Registrant's Common Stock and Related Security Stockholder Matters
          Selected Financial Data
          Management's Discussion and Analysis of Financial Condition and Results of Operations
          Financial Statements and Supplementary Information:
            Consolidated Statements of Income - For the three years ended December 31, 1999
            Consolidated Balance Sheets - December 31, 1999 and 1998 Consolidated Statements of Cash Flows - For the three years ended December 31, 1999
            Consolidated Statements of Shareholders' Equity - For the three years ended December 31, 1999
          Notes to Consolidated Financial Statements - December 31, 1999
          Report of Independent Auditors

     21.  The Liberty Corporation and Subsidiaries, List of Subsidiaries

     23.  Consent of Independent Auditors

     24. Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's 10-K filed for the years ended December 31, 1983, 1985, 1989, 1994, 1995, 1996, 1997 and 1998.

     27.  Financial Data Schedule (Electronic Filing Only)


(b).      REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed after September 30, 1999.


(c).      EXHIBITS FILED WITH THIS REPORT


     11. The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation (incorporated herein by reference to Note 11 of the "Notes to Consolidated Financial Statements" on pages 19-20 of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1999) filed on page 62 of this report.

     13. Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 1999:
          Market for the Registrant's Common Stock and Related Security Stockholder Matters
          Selected Financial Data
          Management's Discussion and Analysis of Financial Condition and Results of Operations
          Financial Statements and Supplementary Information:
            Consolidated Statements of Income - For the three years ended December 31, 1999
            Consolidated Balance Sheets - December 31, 1999 and 1998 Consolidated Statements of Cash Flows - For the three years ended December 31, 1999
            Consolidated Statements of Shareholders' Equity - For the three years ended December 31, 1999
          Notes to Consolidated Financial Statements - December 31, 1999
          Report of Independent Auditors

     21.  The Liberty Corporation and Subsidiaries, List of Subsidiaries

     23.  Consent of Independent Auditors

     27.  Financial Data Schedule (Electronic Filing Only)

(d).     CONSOLIDATED FINANCIAL STATEMENT SCHEDULES FILED WITH THIS REPORT


              I-    Summary of Investments - December 31, 1999
              II-   Condensed Financial Statements of The Liberty Corporation
                    (Parent Company) December 31, 1999 and 1998
              III-  Supplementary Insurance Information - For the Three Years
                    Ended December 31, 1999
              IV-   Reinsurance - For the Three Years Ended December 31, 1999
              V-    Valuation and Qualifying Accounts and Reserves - For the
                    Three Years Ended December 31, 1999

                                                                      Schedule I

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                                DECEMBER 31, 1999
                                   (In 000's)

                                                                                                            Amount at
                                                                                                           Which Shown
                                                                                                            on Balance
                      Type of Investment                             Cost                 Value                Sheet
---------------------------------------------------------------------------------   ------------------   ------------------

Fixed maturity securities, available for sale Bonds:
     United States Government and government agencies and
       authorities                                                    $92,665             $93,598              $93,598
     States, municipalities, and political subdivisions                   ---                 ---                  ---
     Foreign governments                                                  ---                 ---                  ---
     Foreign corporate and other                                       33,694              32,334               32,334
     Public utilities                                                  87,484              88,927               88,927
     Convertibles and bonds with warrants attached                        ---                 ---                  ---
     All other corporate bonds                                        643,613             610,944              610,944
   Redeemable preferred stocks                                         33,443              33,493               33,493
                                                               ------------------   ------------------   ------------------
   Total                                                              890,899             859,296              859,296
                                                               ==================   ==================   ==================

Equity securities, available for sale Common stocks:
     Public utilities                                                     ---                                      ---
     Banks, trusts and insurance companies                             $6,644              $9,011               $9,011
     Foreign other                                                        626                 719                  719
     Industrial, miscellaneous, and all other                          47,938              64,542               64,542
   Nonredeemable preferred stocks                                       6,524               7,018                7,018
                                                               ------------------   ------------------   ------------------
   Total                                                              $61,732             $81,290              $81,290
                                                               ==================   ==================   ==================


Mortgage loans on real estate                                         230,497                                   230,497
Investment real estate                                                 25,692                                    25,692
Policy loans                                                           91,964                                    91,964
Other long-term investments                                            20,680                                    20,680
Short-term investments                                                  1,930                                     1,930
                                                               ------------------                        ------------------

Total investments                                                  $1,323,394                                $1,311,349
                                                               ==================                        ==================

                                                                     Schedule II

                    THE LIBERTY CORPORATION (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1999 and 1998
                         (In $000's, except share data)

              ASSETS                                            1999              1998
              ------                                          ---------         ---------

Cash                                                          $   5,816         $   4,062
Fixed maturity securities                                           639             3,386
Equity securities                                                 3,638            13,408
Loans, notes and other receivables                                6,903             9,202
Investment properties, at cost less
    accumulated depreciation of
    $2,602 in 1999 and $1,495 in 1998                            25,690            19,218
Other long-term investments                                       7,116             7,037
Buildings and equipment, at cost less
    accumulated depreciation of
    $17,572 in 1999 and $15,813 in 1998                          14,683            16,150
Investment in affiliated companies*                             511,345           524,223
Intercompany debt and advances*                                 211,730           236,816
Income taxes recoverable                                         16,875             9,719
Deferred income tax benefits (liabilities)                       (1,605)           (3,020)
Other assets                                                      2,917             7,053
                                                              ---------         ---------

      Total Assets                                            $ 805,747         $ 847,254
                                                              =========         =========

LIABILITIES, REDEEMABLE PREFERRED
      STOCK AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes, mortgages and other debt                             $ 234,000         $ 283,000
  Accounts payable and accrued expenses                          15,952            12,334
  Other liabilities                                                 719               595
                                                              ---------         ---------
      Total Liabilities                                         250,671           295,929

Redeemable Preferred Stock:
  1994-A Series, $35.00 redemption value, -0-
     and 198,259 shares issued and outstanding
     in 1999 and 1998, respectively                                  --             6,939
  1994-B Series, $37.50 redemption value, -0-
     and 374,509 shares issued and outstanding
     in 1999 and 1998, respectively                                  --            14,028
                                                              ---------         ---------
      Total Redeemable Preferred Stock                               --            20,967

Shareholders' Equity:
  Common stock
    Authorized - 50,000,000 shares, no par value
       Issued and outstanding - 19,507,551 in 1999
          and 18,684,172 in 1998                                100,111            70,565
  Convertible Preferred Stock, 1995-A Series, 429,485
     and 599,985 shares issued and outstanding in 1999
     and 1998, respectively                                      15,032            20,999
  Unearned stock compensation                                    (5,056)           (7,596)
  Accumulated other comprehensive income                         (1,191)           26,749
  Retained earnings                                             446,180           419,641
                                                              ---------         ---------
      Total Shareholders' Equity                                555,076           530,358
                                                              ---------         ---------

      Total Liabilities, Redeemable Preferred Stock
         and Shareholders' Equity                             $ 805,747         $ 847,254
                                                              =========         =========

 *Eliminated in consolidation.
  See notes to condensed financial statements.

                                                                     Schedule II

                    THE LIBERTY CORPORATION (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                                   (In $000's)


                                                      1999            1998             1997
                                                     -------        --------         ---------
REVENUES
  Dividends from subsidiaries*                       $22,000        $ 22,000         $  74,814
  Interest-unaffiliated                                1,072           1,816               561
  Intercompany interest*                              19,180          11,679             8,157
  Realized investment gains (losses)                     143            (373)            5,504
  Other                                               25,161          13,620            18,318
                                                     -------        --------         ---------
     Total Revenues                                   67,556          48,742           107,354

EXPENSES
  Salaries and wages                                   5,346           7,035            17,507
  Interest-unaffiliated                               14,904          12,403            13,021
  Intercompany interest*                               1,696           1,753             2,193
  Taxes and licenses                                     824           1,163             2,069
  Depreciation and amortization                        1,609           2,949             7,373
  Loss from sale of subsidiary                            --          13,811                --
  Other                                               12,902          12,993             6,298
                                                     -------        --------         ---------
     Total Expenses                                   37,281          52,107            48,461
                                                     -------        --------         ---------

Income (loss) before income taxes                     30,275          (3,365)           58,893
Income tax expense (benefit)                           2,445           1,132            (5,746)
                                                     -------        --------         ---------

Income (loss) before earnings of subsidiaries         27,830          (4,497)           64,639

Earnings of subsidiaries
  net of dividends paid to parent*                    16,739          22,741             7,385
                                                     -------        --------         ---------

    NET INCOME                                       $44,569        $ 18,244***      $  72,024**
                                                     =======        ========         =========

*       Eliminated in consolidation.
** Differs from consolidated net income by $2,927 in 1997 due to gains recognized on a consolidated basis previously recognized by subsidiaries on intercompany transactions. Gains were deferred on a consolidated basis until completion of the earnings process.
*** Differs from consolidated net income by $483 in 1998 due to gains deferred on a consolidated basis until completion of the earnings process.

See notes to condensed financial statements.

                                                                     Schedule II

                    THE LIBERTY CORPORATION (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                                   (In $000's)

                                                            1999                1998               1997
                                                         -----------        -----------        -----------
OPERATING ACTIVITIES
Net income                                               $    44,569        $    18,244        $    72,024
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                               1,609              2,949              7,373
   Provision for deferred income taxes                        (2,263)                94              1,556
   Earnings from subsidiary operations, net of
     dividends paid to parent                                (16,739)           (22,741)            (7,385)
   Non-cash dividends paid to parent                              --                 --            (39,370)
   Gain on disposal of assets                                   (944)            (1,826)            (2,011)
   Realized investment (gains) losses                           (143)               373             (5,504)
   Loss on sale of subsidiary                                     --             13,811                 --
Change in operating assets and liabilities:
   Decrease (increase) in intercompany debt and
     advances*                                                25,086             14,299              2,748
   (Increase) decrease in accounts and notes                   2,299              1,170             (2,482)
     receivable
   (Decrease) increase in accounts payable and
     accrued expenses                                          3,618             (1,496)            (2,996)
   Decrease (increase) in other assets                         4,136                855              1,065
   Increase (decrease) in other liabilities, and
     accrued income taxes                                     (7,032)            (3,369)             4,847
   Other                                                       2,002               (966)                53
                                                         -----------        -----------        -----------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES                                     56,198             21,397             29,918

INVESTING ACTIVITIES
Investment securities sold, matured, or redeemed              17,891             44,866                349
Cost of investment securities acquired                        (1,435)            (1,275)                --
Purchase of investment properties                            (13,533)            (3,545)            (7,563)
Sale of investment properties                                  6,417              9,112             49,601
Net cash received on sale of subsidiary                                         133,060                 --
Net cash paid on purchase of broadcasting business                             (156,942)                --
Other                                                                             6,175                923
                                                         -----------        -----------        -----------
NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                      9,340             31,451             43,310

FINANCING ACTIVITIES
Proceeds from borrowings                                   2,625,000          3,265,000          2,505,000
Principal payments on debt                                (2,674,000)        (3,171,214)        (2,559,007)
Dividends paid                                               (18,030)           (18,447)           (19,540)
Repurchase of common stock                                        --           (131,114)                --
Redemption of preferred stock                                   (306)                --                 --
Stock issued for employee benefit and performance
   incentive compensation programs                             3,552              1,974              3,884
                                                         -----------        -----------        -----------
NET CASH (USED IN) FINANCING ACTIVITIES                      (63,784)           (53,801)           (69,663)

INCREASE (DECREASE) IN CASH                                    1,754               (953)             3,565
Cash at beginning of year                                      4,062              5,015              1,450
                                                         -----------        -----------        -----------

CASH AT END OF YEAR                                      $     5,816        $     4,062        $     5,015
                                                         ===========        ===========        ===========

*Eliminated in consolidation
See notes to condensed financial statements.

                                                                     Schedule II

                    THE LIBERTY CORPORATION (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



1.   NOTES, MORTGAGES AND OTHER DEBT

     The general debt obligations at December 31, 1999 are as follows:


            (In 000's)                              Interest Rate      Amount
            ----------                              --------------------------
            Notes due to banks, maturing in 2003            6.4%      $234,000


    In May 1998, the Parent Company refinanced its credit facility into a $300 million revolving credit facility maturing in April, 2003. The Parent Company may request up to an additional $150 million under the new facility subject to approval by the bank group. Borrowings under the facility were used to refinance indebtedness, as well as to provide funds to meet working capital requirements. See Note 5 of The Liberty Corporation and Subsidiaries Consolidated Financial Statements which provides additional information as to this agreement.


2.   DIVIDENDS TO PARENT COMPANY

     During 1999, the Parent Company received dividends from its subsidiaries of approximately $22 million.


3.   RETAINED EARNINGS

     As of December 31, 1999 and 1998, retained earnings of $446,180,000 and $419,641,000 respectively, in The Liberty Corporation (Parent Company) financial statements differs from The Liberty Corporation and Subsidiaries consolidated financial statements. The difference of $851,000 at December 31, 1999 and 1998 relates to the elimination of gains on intercompany transactions on a consolidated basis.

                                                                    Schedule III

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                                   (In 000's)

                                                              Future Policy
                              Deferred                           Benefits,                       Other Policy
                               Policy                         Losses, Claims                       Claims &
                             Acquisition    Cost of Business    and Loss         Unearned          Benefits
        Segment                 Costs           Acquired        Expenses         Premiums          Payable
        -------              ----------       ----------       ----------       ----------       ----------

December 31, 1999
     Agency                  $  229,861       $   31,037       $  875,981       $    2,212       $   20,027
     LibertyDirect               27,890            1,795           24,825              903           23,246
     Corporate & Other           12,365            1,471          374,311               --           15,502
                             ----------       ----------       ----------       ----------       ----------
         Total               $  270,116       $   34,303       $1,275,117       $    3,115       $   58,775
                             ==========       ==========       ==========       ==========       ==========

December 31, 1998
     Agency                  $  213,473       $   34,433       $  863,138       $    1,960       $   18,741
     LibertyDirect               22,034            2,368           32,994              561           19,711
     Corporate & Other            9,593            2,465          381,277               --           16,150
                             ----------       ----------       ----------       ----------       ----------
         Total               $  245,100       $   39,266       $1,277,408       $    2,521       $   54,602
                             ==========       ==========       ==========       ==========       ==========

December 31, 1997
     Agency                  $  206,502       $   37,388       $  849,676       $    1,868       $   19,374
     LibertyDirect               17,958            3,168           31,187              678           21,547
     Pre-need                    34,494           22,687          620,861            1,518            6,248
     Corporate & Other           12,997            2,647          384,998               --           17,976
                             ----------       ----------       ----------       ----------       ----------
         Total               $  271,951       $   65,890       $1,886,722       $    4,064       $   65,145
                             ==========       ==========       ==========       ==========       ==========


                                                         Benefits                                       Accident &
                                           Net         Claims, Losses                     Other          Health
                         Premium        Investment     & Settlement    Amortization     Operating        Premiums
          Segment        Revenue          Income         Benefits        Expense         Expenses        Written
          -------        --------        --------        --------        --------        --------        --------

1999
     Agency              $133,218        $ 71,179        $ 98,868        $ 31,467        $ 58,371        $ 12,805
     LibertyDirect        116,016           1,864          22,848          10,472          75,274          77,692
     Corporate & Other      3,167          25,401          10,025           1,169          13,991              58
                         --------        --------        --------        --------        --------        --------
         Total           $252,401        $ 98,444        $131,741        $ 43,108        $147,636        $ 90,555
                         ========        ========        ========        ========        ========        ========

1998
     Agency              $133,796        $ 72,935        $ 95,856        $ 31,160        $ 58,811        $ 13,248
     LibertyDirect        119,483           1,323          23,053           7,366          75,129          80,174
     Pre-need              24,247          14,774          23,914           3,126           5,861              88
     Corporate & Other      7,405          28,755          11,838           9,366          32,105              62
                         --------        --------        --------        --------        --------        --------
         Total           $284,931        $117,787        $154,661        $ 51,018        $171,906        $ 93,572
                         ========        ========        ========        ========        ========        ========

1997
     Agency              $135,305        $ 69,572        $ 95,548        $ 27,872        $ 43,360        $ 13,679
     LibertyDirect        102,995           1,989          23,112           5,681          62,339          64,525
     Pre-need             105,414          56,078          97,860          10,513          26,079             338
     Corporate & Other      6,978          29,202          11,407           1,498          27,721             172
                         --------        --------        --------        --------        --------        --------
         Total           $350,692        $156,841        $227,927        $ 45,564        $159,499        $ 78,714
                         ========        ========        ========        ========        ========        ========

                                                                     Schedule IV

             THE LIBERTY CORPORATION AND SUBSIDIARIES -- REINSURANCE
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999


 (In 000's)                                                                          Amount                          % of
                                                                                  Assumed From                      Amount
                                                    Gross       Ceded to Other       Other             Net         Assumed
                                                   Amount          Companies       Companies         Amount         to Net
Year ended December 31, 1999
----------------------------------------------
Life Insurance in Force
   Agency                                         $9,709,063         $244,445                       $9,464,618         --
   LibertyDirect                                   5,308,867           33,999         $13,934        5,288,802        0.3%
   Corporate & Other                               3,740,747        2,943,768                          796,979         --
                                               ---------------- ---------------- --------------- ----------------
                Total life insurance in force    $18,758,677       $3,222,212         $13,934      $15,550,399        0.1%
                                               ================ ================ =============== ================

Insurance premiums and policy charges:
   Life, annuity and other considerations
     Agency                                         $120,368           $1,388                         $118,980         --
     LibertyDirect                                    36,484             (190)           $324           36,998        0.9%
     Corporate & Other                                33,233           27,109                            6,124         --
                                               ---------------- ---------------- --------------- ----------------
Total life, annuity and other considerations         190,084           28,306             324          162,102        0.2%
   Accident and health
     Agency                                           12,830               11                           12,819         --
     LibertyDirect                                    87,433            9,910              88           77,611        0.1%
     Corporate & Other                                  (131)                                             (131)        --
                                               ---------------- ---------------- --------------- ----------------
Total accident and health                            100,132            9,921              88           90,299        0.1%
                                               ---------------- ---------------- --------------- ----------------
  Total Insurance Premiums and Policy Charges       $290,216          $38,227            $412         $252,401        0.2%
                                               ================ ================ =============== ================

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
                                               ================ ================ =============== ================

                                                                      Schedule V

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                                   (In 000's)


                                                               Additions
                                                          ----------------------------
                                           Balance at       Charged to      Charged to                           Balance at
                                           Beginning         Costs and        Other                                  End
Deducted From Asset Accounts                of Period       Expenses         Accounts        Deductions           of Period
----------------------------               ----------     ------------      ----------       ----------          ----------

Year Ended December 31, 1999

 Accounts receivable -
    reserve for bad debts                $      1,163    $        573     $         --       $      417(a)       $       1,319
                                         ------------    ------------     ------------       -------------       -------------


Year Ended December 31, 1998
                                                                                                    679(c)
 Accounts receivable -                                                                                2(b)
    reserve for bad debts                $      1,441    $        837     $         10       $      444(a)      $        1,163
                                         ------------    ------------     ------------       -------------      --------------


Year Ended December 31, 1997

 Accounts receivable -                                                                              227(b)
    reserve for bad debts                $      2,310    $        429     $         --       $    1,071(a)      $        1,441
                                         ------------    ------------     ------------       -------------      --------------

Notes:
(a)   Uncollectible accounts written off, net of recoveries.
(b)   Reversal of reserves no longer required
(c)   Sale of subsidiary

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, as of the 21st day of March, 2000.

THE LIBERTY CORPORATION                            By: /s/  Hayne Hipp
-----------------------                                ---------------
      Registrant                                       Hayne Hipp
                                                       President and Chief
                                                       Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 21st day of March, 2000.


By:   /s/ Kenneth W. Jones                 *By:   /s/ John H. Mullin III
      ----------------------------                --------------------------
      Kenneth W. Jones                            John H. Mullin III
      Corporate Controller                        Director

*By:    /s/  Rufus C. Barkley, Jr.         *By:   /s/ Benjamin F. Payton
      ----------------------------                --------------------------
      Rufus C. Barkley, Jr.                       Benjamin F. Payton
      Director                                    Director

*By:  /s/ Edward E. Crutchfield            *By:   /s/ J. Thurston Roach
      ----------------------------                --------------------------
      Edward E. Crutchfield                       J. Thurston Roach
      Director                                    Director

*By:  /s/ John R. Farmer                   *By:   /s/ Eugene E. Stone, IV
      ----------------------------                --------------------------
      John R. Farmer                              Eugene E. Stone, IV
      Director                                    Director

By:   /s/ Hayne Hipp                       *By:   /s/ William B. Timmerman
      ----------------------------                --------------------------
      Hayne Hipp                                  William B. Timmerman
      Director                                    Director

*By:  /s/ W. W. Johnson                    *By:   /s/ Martha G. Williams
      ----------------------------                --------------------------
      W. W. Johnson                               *Martha G. Williams, as
      Director                                    Special Attorney in Fact

*By:  /s/ William O. McCoy
      ----------------------------
      William O. McCoy
      Director

                           Annual Report on Form 10-K
                             The Liberty Corporation
                                December 31, 1998


                                Index to Exhibits

                                                                                        PAGE
           EXHIBITS                                                                    NUMBER

11.        The Liberty Corporation and Subsidiaries Consolidated Earnings Per
               Share Computation (incorporated herein by reference to Note 11 of the "Notes to Consolidated Financial Statements" on pages 19-20 of The Liberty Corporation Annual Report to Shareholders for the
               year ended December 31, 1999).                                              62

13.        Portions of The Liberty Corporation Annual Report to Shareholders for
               the year ended December 31, 1999:

           Market for the Registrant's Common Stock and Related Security
               Stockholder Matters                                                         35
           Selected Financial Data                                                         36
           Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                   40-46
           Quantitative and Qualitative Disclosures About Market Risk                   43-44
           Financial Statements and Supplementary Information:
             Consolidated Statements of Income - For the three years ended
               December 31, 1999                                                           47
             Consolidated Balance Sheets - December 31, 1999 and 1998                   48-49
             Consolidated Statements of Cash Flows - For the three years ended
                December 31, 1999                                                          50
             Consolidated Shareholders' Equity - For the three years ended
                December 31, 1999                                                          51
             Notes to Consolidated Financial Statements - December 31, 1999             52-71
             Report of Independent Auditors                                                72

21.        The Liberty Corporation and Subsidiaries, List of Significant
                Subsidiaries                                                               73

23.        Consent of Independent Auditors                                                 74

27.        Financial Data Schedule