Form 10-Q
period 2000-03-31
LIBERTY CORP
filed 2000-05-12
CIK 59229

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000
                                        --------------

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                               Number of shares Outstanding
              Title of each class              as of March 31, 2000
              -------------------              ----------------------------

              Common Stock                             19,365,836


                    Page 1 of 23 sequentially numbered pages.
                        The Exhibit Index is on Page 12.

                                 PART I, ITEM 1
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED AND CONDENSED BALANCE SHEETS


(In 000's)

                                                                                      MARCH 31,          December 31,
                                                                                        2000                 1999
                                                                                     -----------         -----------
ASSETS                                                                                         (Unaudited)

Investments:
  Fixed Maturity Securities available for sale, at market, cost of $928,822
     at 3/31/00 and $890,900 at 12/31/99                                             $   914,498         $   859,296
  Equity Securities, at market, cost of $21,703 at 3/31/00 and $61,732 at                 26,419              81,290
    12/31/99
  Mortgage Loans                                                                         231,481             230,497
  Investment Real Estate                                                                  23,451              25,692
  Loans to Policyholders                                                                  92,715              91,964
  Other Long-Term Investments                                                             20,509              20,680
  Short-Term Investments                                                                     308               1,930
                                                                                     -----------         -----------
     Total Investments                                                                 1,309,381           1,311,349

Cash                                                                                      16,138              13,065
Accrued Investment Income                                                                 15,090              13,592
Receivables                                                                               62,634              70,167
Receivable from Reinsurers                                                               261,708             266,141
Deferred Acquisition Costs and Cost of Business Acquired                                 300,384             304,419
Buildings and Equipment                                                                   99,377              90,675
Intangibles Related to Television Operations                                             266,025             218,166
Goodwill Related to Insurance Acquisitions                                                21,662              21,904
Other Assets                                                                              42,687              43,446
                                                                                     -----------         -----------
     Total Assets                                                                    $ 2,395,086         $ 2,352,924
                                                                                     ===========         ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities
 Policy Liabilities                                                                  $ 1,335,336         $ 1,337,008
 Notes, Mortgages and Other Debt                                                         285,800             235,300
 Accrued Income Taxes                                                                     17,682              15,409
 Deferred Income Taxes                                                                   106,582             107,304
 Accounts Payable and Accrued Expenses                                                    87,307              98,990
 Other Liabilities                                                                         7,666               4,689
                                                                                     -----------         -----------
     Total Liabilities                                                                 1,840,373           1,798,700
                                                                                     -----------         -----------

Shareholders' Equity
 Common Stock                                                                             94,397             100,112
 Series 1995-A Convertible Preferred Stock, $35.00 redemption value, shares issued and outstanding - 421,735 shares at 3/31/00 and 429,485 at
     12/31/99                                                                             14,761              15,031
 Unearned Stock Compensation                                                              (8,865)             (5,057)
 Retained Earnings                                                                       456,278             445,329
 Accumulated Other Comprehensive Income:
   Unrealized Investment Losses                                                           (1,858)             (1,191)
                                                                                     -----------         -----------
     Total Shareholders' Equity                                                          554,713             554,224
                                                                                     -----------         -----------
       Total Liabilities, Redeemable Preferred Stock and Shareholders' Equity        $ 2,395,086         $ 2,352,924
                                                                                     ===========         ===========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS


                                                             Three Months ended
                                                                 March 31,
                                                      ---------------------------------
(In 000's, except per share data)                          2000               1999
                                                      ---------------     -------------
                                                                (Unaudited)

REVENUES
 Insurance Premiums & Policy Charges                  $     63,885        $     64,053
 Broadcasting Revenues                                      42,733              39,866
 Net Investment Income                                      25,002              23,875
 Service Contract Revenue                                    5,306               4,668
 Other Income                                                2,403                 484
 Realized Investment Gains  (Losses)                         6,128              (8,344)
                                                      ---------------     -------------
   Total Revenues                                          145,457             124,602
                                                      ---------------     -------------

EXPENSES
 Policyholder Benefits                                      34,353              35,488
 Insurance Commissions                                      19,383              18,559
 General Insurance Expenses                                 16,617              18,010
 Amortization of Deferred Acquisition Costs                  8,777              10,377
 Broadcasting Expenses                                      35,031              31,157
 Interest Expense                                            3,958               3,927
 Other Expenses                                              3,952               3,622
                                                      ---------------     -------------
   Total Expenses                                          122,071             121,140
                                                      ---------------     -------------

Income Before Income Taxes                                  23,386               3,462
Income Tax Provision                                         7,989                 942
                                                      ---------------     -------------
  NET INCOME                                          $     15,397        $      2,520
                                                      ===============     =============


EARNINGS PER SHARE:
  Basic earnings per common share                     $       0.79        $       0.11
  Diluted earnings per common share                   $       0.78        $       0.11


Dividends Per Common Share                            $       0.22        $       0.22


See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS


                                                                          Three Months Ended March 31,
                                                                          ----------------------------
(In 000's)                                                                    2000            1999
                                                                          ----------------------------
                                                                                   (Unaudited)
OPERATING ACTIVITIES
Net Income                                                                 $  15,397       $   2,520
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
     Decrease in policy liabilities                                           (7,508)         (4,937)
     Decrease in accounts payable and accrued liabilities                     (8,272)         (8,288)
     Decrease increase in receivables                                          9,133          (1,478)
     Amortization of policy acquisition costs                                  8,777          10,376
     Policy acquisition costs deferred                                        (8,560)        (10,572)
     Realized investment (gains) losses                                       (6,128)          8,344
     Gain on sale of operating assets                                           (439)           (109)
     Depreciation and amortization                                             6,210           5,420
     Amortization of bond premium and discount                                  (942)         (1,000)
     Provision for deferred income taxes                                         311          (1,166)
     All other operating activities, net                                       1,143           7,620
                                                                           ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      9,122           6,730

INVESTMENT ACTIVITIES
Investment securities sold                                                   254,209          17,622
Investment securities matured or redeemed by issuer                           22,290          32,347
Cost of investment securities acquired - available for sale                 (266,489)        (53,396)
Mortgage loans made                                                           (5,350)         (4,399)
Mortgage loan repayments                                                       4,930           6,802
Purchase of investment real estate, buildings and equipment                   (2,708)         (3,353)
Sale of investment real estate, buildings and equipment                        1,966           2,346
Purchase of television station                                               (59,782)             --
Purchases of short term investments                                          (13,645)             --
Sales of short-term investments                                               15,267              --
All other investment activities, net                                            (522)           (869)
                                                                           ---------       ---------
NET CASH USED IN  INVESTING ACTIVITIES                                       (49,834)         (2,900)

FINANCING ACTIVITIES
Proceeds from borrowings                                                     809,500         663,000
Principal payments on debt                                                  (759,000)       (670,000)
Dividends paid                                                                (4,448)         (4,626)
Stock issued for employee benefit and compensation programs                      145             821
Repurchase of common stock                                                   (10,428)             --
Return of policyholders' account balances                                     (6,808)         (7,793)
Receipts credited to policyholders' account balances                          14,824          15,015
                                                                           ---------       ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           43,785          (3,583)

INCREASE IN CASH                                                               3,073             247
Cash at beginning of year                                                     13,065          16,633
                                                                           ---------       ---------
CASH AT END OF PERIOD                                                      $  16,138       $  16,880
                                                                           =========       =========


See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated and condensed financial statements of The Liberty Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included is not necessarily indicative of the annual results that may be expected for the year ended December 31, 2000, but it does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. For further information, refer to the consolidated financial statements and footnotes thereto included in The Liberty Corporation Annual Report on Form 10-K for the year ended December 31, 1999.


2.       TELEVISION STATION ACQUISITION

         On February 29, 2000 the Company completed the acquisition of KCBD, the NBC affiliate in Lubbock, TX in a cash transaction for $59.8 million. The transaction was accounted for as a purchase, and accordingly, its results of operations are included in the accompanying consolidated financial statements since the date of acquisition. This purchase was funded using proceeds from the Company's credit facility.


3.       REDEMPTION OF 1994-A and 1994-B SERIES PREFERRED STOCK

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


4.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related income taxes, for the three-month periods ended March 31, 2000 and 1999, respectively, are as follows:


                                             Three Months Ended
                                                 March 31,
                                         ---------------------------
                                             2000          1999
                                         ------------- -------------
         (In 000's)

         Net Income                      $   15,397       $2,520
         Unrealized losses on
         securities                            (667)      (7,562)
                                         ------------- -------------
         Comprehensive income (loss)     $   14,730    $  (5,042)
                                         ============= =============

5.       EARNINGS PER SHARE

         The calculation of basic and diluted earnings per share is as follows:


         (In 000's except per share data)         Three Months Ended
                                                       March 31,
                                           ----------------------------------
                                                 2000              1999
                                           ------------------ ---------------
                                                      (Unaudited)
         NUMERATOR - EARNINGS:

         Net Income                        $     15,397       $      2,520
         Preferred Dividends                       (185)              (534)
                                           ------------------ ---------------

         Numerator for basic earnings
         per share                               15,212              1,986

         Effect of Dilutive Securities:

              Redeemable Preferred Stock             --                 --
              Convertible Preferred Stock           185                 --
                                           ------------------ ---------------

         Numerator for diluted earnings
         per share                         $     15,397       $      1,986
                                           ================== ===============

         DENOMINATOR - AVERAGE  SHARES
         OUTSTANDING:

         Denominator for basic earnings
         per share - weighted average
         shares                                  19,199             18,563

         Effect of Dilutive Securities:

              Restricted Stock                       11                 --
              Stock Options                         138                 --
              Redeemable Preferred Stock             --                 --
              Convertible Preferred Stock           423                 --
                                           ------------------ ---------------

         Denominator for diluted
         earnings per share                      19,771             18,563
                                           ================== ===============

         Basic Earnings Per Share                 $0.79              $0.11
         Diluted Earnings Per Share               $0.78              $0.11


The effects of the Company's outstanding restricted stock, stock options, redeemable preferred stock, and convertible preferred stock were antidilutive for the quarter ended March 31, 1999.

6.       SEGMENT REPORTING

         The Company operates primarily in the television broadcasting and life insurance industries. The Company currently has five reportable segments. All segments except television broadcasting are included in Insurance Operations. The Company evaluates segment performance based on several factors. For segments that are comprised of a separate company (LIS and Cosmos) the primary factor is net income excluding unusual, non-operating items. For those segments that are not separate companies performance is evaluated based on income before income taxes excluding realized gains and losses and unusual, non-operating items. See the Company's 1999 Annual Report on Form 10K for additional information on the types of operations for each of the Company's segments.

         During the first quarter of 2000 the Company amended the inter-company service contract between Liberty Life and Liberty Insurance Services. The previous contract had generally been based on the actual cost of the services to LIS. Beginning in 2000 the contract was amended to be more representative of a market rate contract. For segment reporting purposes the 1999 information has been restated to reflect the new terms of the contract. There was no change in the overall insurance operating, nor the consolidated, results.

         The following tables summarize financial information by segment for the three-month periods ended March 31, 2000 and 1999. The adjustments column reflects unallocated realized investment gain and losses, unallocated income taxes, and any unusual non-operating items:


----------------------------------------------------------------------------------------------------------------
For the quarter              Liberty     LIS                                    Cosmos -
ended March 31,     Liberty  Life      Insurance                       Total    Television
2000                 Life    Liberty   Admin-    Corporate  Adjust-  Insurance   Broad-     Elimin-    Total
(in thousands)      Agency   Direct    istration  & Other    ments   Operations  casting    ations  Consolidated
----------------------------------------------------------------------------------------------------------------
Outside revenues    $50,582   $31,079   $ 5,306   $ 9,629   $ 6,128   $102,724   $42,733   $      -  $  145,457

Intersegment
revenues                  -         -     9,063     5,239         -     14,302         -    (14,302)         -

Segment profit
(loss) before
income taxes          3,806     2,433     1,614     6,962     6,128     20,943     2,443                 23,386

Income tax
expense (benefit)                           622               6,266      6,888     1,101                  7,989
                                       ---------                     --------------------            -----------

Segment net income
                                       $    992                      $  14,055  $  1,342             $   15,397
                                       =========                     ====================            ===========

During the first quarter of 2000, total assets for the television broadcasting operations increased approximately $54.2 million to $377.5 million due mainly to the acquisition of KCBD during the first quarter of 2000. Total assets of the other segments did not change materially since December 31, 1999.


----------------------------------------------------------------------------------------------------------------
For the quarter              Liberty     LIS                                    Cosmos -
ended March 31,     Liberty  Life      Insurance                       Total    Television
2000                 Life    Liberty   Admin-    Corporate  Adjust-  Insurance   Broad-     Elimin-    Total
(in thousands)      Agency   Direct    istration  & Other    ments   Operations  casting    ations  Consolidated
----------------------------------------------------------------------------------------------------------------
Outside revenues    $51,702   $29,711   $ 4,668   $ 6,999  $(8,344)   $ 84,736  $ 39,866   $      -   $ 124,602

Intersegment
revenues                  -         -    10,244     5,300        -      15,524         -    (15,524)          -

Segment profit
(loss) before
income taxes          2,197     1,655       580     3,674   (8,344)       (238)    3,700                  3,462

Income tax
expense (benefit)                          (385)               142        (243)    1,185                    942
                                       ---------                     --------------------           -----------

Segment net income
                                       $    372                         $    5  $  2,515            $     2,520
                                       =========                     ====================           ===========


7.       COMMITMENTS AND CONTINGENCIES

         At March 31, 2000, the Company had made commitments as shown below:

         (In 000's)

           Investment real estate                                $  547
           Mortgage loans and fixed maturity securities           5,260
           Other                                                  3,785
                                                                 ------
                                                                 $9,592
                                                                 ======

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

                                 PART I, ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)



The Liberty Corporation is a holding company with operations in insurance and broadcasting. Liberty ("the Company") markets its insurance products through Liberty Life Insurance Company. Additionally, Liberty is one of the nation's largest life insurance third-party administrators through Liberty Insurance Services Corporation. The Company's broadcasting subsidiary, Cosmos Broadcasting, consists of twelve network-affiliated stations in the Southeast and Midwest. Seven stations are affiliated with NBC, three with ABC, and two with CBS.


SIGNIFICANT TRANSACTIONS AFFECTING COMPARABILITY BETWEEN PERIODS

TELEVISION STATION ACQUISITIONS

As noted above, on February 29, 2000 the Company acquired KCBD-TV, the NBC affiliate in Lubbock, Texas in a cash transaction for approximately $59.8 million. The purchase was funded with borrowings from the Company's credit facility. This acquisition was accounted for as a purchase with the results of operations included in the accompanying consolidated financial statements from the date of acquisition.

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


RESULTS OF OPERATIONS

Liberty reported consolidated first quarter 2000 net income of $15.4 million compared with net income of $2.5 million for the first quarter of 1999 (see table below). Operating earnings (which exclude net realized investment gains and losses) were $10.8 million, an increase of approximately 36% over the $7.9 million reported in the comparable prior-year quarter. Contributing to the increase in operating earnings were increases in each of the insurance segments, partially offset by a slight decrease in the broadcasting segment.


                                                            Three Months Ended March
                                                                      31,
                                                           ---------------------------
                                                             2000            1999
                                                          ------------    ------------
Insurance revenues                                        $    96,596     $    93,080
Broadcasting revenues                                          42,733          39,866
                                                          ------------    ------------
Total revenues (excluding realized gains and losses)          139,329         132,946
                                                          ============    ============

Insurance operating earnings                              $     9,434     $     5,386
Broadcasting operating earnings                                 1,342           2,515
                                                          ------------    ------------
Total operating earnings                                       10,776           7,901
Net realized investment gains (losses)                          4,621          (5,381)
                                                          ------------    ------------
Net income                                                $    15,397     $     2,520
                                                          ============    ============

Consolidated revenues (excluding realized gains and losses) increased $6.4 million (5%) compared with the first quarter of 1999. Insurance revenues increased $3.5 million (4%) while broadcasting revenues increased $2.9 million (7%).

Insurance operating earnings increased $4.0 million from the prior year first quarter. Contributing to the increase was a $1.8 million improvement from Liberty Life, a $0.6 million increase in Liberty Insurance Services, and a $1.6 million increase from the corporate operations.

Liberty Life reported operating earnings of $6.9 million for the first quarter of 2000 compared with $5.1 million for the first quarter of 1999. Contributing to the earnings increase were higher premiums in Liberty Direct, lower lapses in both Agency and Liberty Direct which led to lower deferred acquisition cost amortization, lower overall expenses, and higher investment income. Partially offsetting the increased revenue, was an increase in benefit costs.

Liberty Insurance Services contribution to first quarter 2000 results were $0.6 million higher than the first quarter 1999 as a result of improved margins on client accounts. The margin increases resulted from improved efficiencies and expense control throughout the organization.

The broadcasting operations reported operating earnings of $1.3 million, down $1.2 million from the $2.5 million reported in the prior-year first quarter. A marginal amount of the decline was from the KCBD acquisition with the remainder coming from higher expenses. Total revenues increased 7% with same station revenue from television operations increasing 1%. The remainder of the revenue increase came from the contribution of KCBD and from growth in cable advertising sales revenues. Total expenses increased 12% with the majority of the expense increase coming from the impact of KCBD. There were also higher expenses related to the growth in the cable sales operation and start-up expenses connected with SuperCoups, a direct-mail coupon business Cosmos is building.

Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered election years due to spending by political candidates and other political advocacy groups, which spending typically is heaviest during the fourth quarter.

INVESTMENTS

As of March 31, 2000, Liberty's consolidated investment portfolio was carried at $1.3 billion. Approximately 70% of consolidated invested assets were in fixed maturity securities (bonds and redeemable preferred stocks), 18% were in mortgage loans, 7% in policy loans, with the balance consisting of equity securities (2%), real estate (2%), and other long term investments (1%).

During the first quarter of 2000 the Company reallocated a significant portion of its equity portfolio into fixed income securities. During January and February approximately $50 million (70%) of its equity portfolio was liquidated, with the proceeds used to purchase fixed income securities.

The overall average investment rating of fixed maturity securities as of March 31, 2000 was A+. Less than investment grade securities comprised 4.7% of the fixed maturity portfolio at March 31, 2000, compared with 4.5% at December 31, 1999.

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company reported in its balance sheet an unrealized loss of $1.9 million on fixed maturity securities available for sale and equity securities at March 31, 2000. This compares with an unrealized loss of $1.2 million at December 31, 1999. Due to the requirements of SFAS No. 115, shareholders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of fixed maturity securities.

CAPITAL, FINANCING AND LIQUIDITY

At March 31, 2000 the Company's borrowings and notes payable amounted to $285.8 million, an increase of $50.5 million from the $235.3 million outstanding at December 31, 1999. The increase is due to the timing of the purchase of the KCBD television station in February of 2000 for approximately $59.8 million.

Other Company commitments are shown in Note 7 contained in the accompanying financial statements. Additional detail as to commitments and financing is contained in the Notes to the Consolidated Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 1999.

Further discussion of investments and valuation is contained in Notes 1 and 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10K for the year ended December 31, 1999.

CASH FLOWS

The Company's net cash flow from operating activities was $9.1 million for the first quarter of 2000 compared to $6.7 million for the same period of 1999. The Company's net cash used in investing activities was $49.8 million for the quarter ended March 31, 2000, compared $2.9 million for the same period of 1999. Of the $49.8 million of net cash used in investing activities in 2000, $59.8 million represents the cash used to purchase KCBD in February of 2000. Net cash provided by financing activities for the quarter ended March 31, 2000 was $43.8 million, compared to net cash used in financing activities of $3.8 million for the first quarter of 1999.


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

To date, the Company has not experienced any disruptions in its operations as a result of Year 2000 issues. The Company will continue to monitor its systems and operations for the remainder of the year for problems or issues related to the Year 2000.


ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, " Accounting for Derivative Instruments and Hedging Activities". This standard was originally required to be adopted in years beginning after June 15, 1999. The Financial Accounting Standards Board has delayed the required adoption date effectively to January 1, 2001. The Company has not determined when it will adopt this standard. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's use of derivatives is limited to fixing the cost of borrowings on a portion of the outstanding debt. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company, but it is not expected to be material.


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

         (b) The filing of Form 8-K was not required during the first quarter of 2000.



                                INDEX TO EXHIBITS

EXHIBIT 10.2 The Liberty Corporation Performance Incentive Compensation Program, as amended and restated on February 1, 2000

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






THE LIBERTY CORPORATION                                Date: May 12, 2000
-----------------------
(Registrant)




/s/ Kenneth W. Jones
--------------------
Kenneth W. Jones
Corporate Controller




/s/ Martha G. Williams
----------------------
Martha G. Williams
Vice President, General Counsel and Secretary