Form 10-Q
period 2000-06-30
LIBERTY CORP
filed 2000-08-09
CIK 59229

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended June 30, 2000
                                    -------------

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                                    Number of shares Outstanding
Title of each class                                     as of June 30, 2000
-------------------                                     -------------------

   Common Stock                                              19,513,613

                    Page 1 of 15 sequentially numbered pages.
                        The Exhibit Index is on Page 14.

                                 PART I, ITEM 1
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED AND CONDENSED BALANCE SHEETS


(In 000's)
                                                                                   JUNE 30,          December 31,
                                                                                     2000               1999
                                                                                  -----------        ----------
ASSETS                                                                                      (Unaudited)

Investments:
  Fixed Maturity Securities available for sale, at market, cost of $925,650
     at 6/30/00 and $890,900 at 12/31/99                                           $  901,917        $  859,296
  Equity Securities, at market, cost of $18,983 at 6/30/00 and $61,732 at              25,821            81,290
    12/31/99
  Mortgage Loans                                                                      235,319           230,497
  Investment Real Estate                                                               23,061            25,692
  Loans to Policyholders                                                               92,763            91,964
  Other Long-Term Investments                                                          20,788            20,680
  Short-Term Investments                                                                4,367             1,930
                                                                                   ----------        ----------
     Total Investments                                                              1,304,036         1,311,349

Cash                                                                                    2,035            13,065
Accrued Investment Income                                                              14,305            13,592
Receivables                                                                            67,514            70,167
Receivable from Reinsurers                                                            258,213           266,141
Deferred Acquisition Costs and Cost of Business Acquired                              304,501           304,419
Buildings and Equipment                                                                98,102            90,675
Intangibles Related to Television Operations                                          264,317           218,166
Goodwill Related to Insurance Acquisitions                                             21,422            21,904
Other Assets                                                                           46,287            43,446
                                                                                   ----------        ----------
     Total Assets                                                                  $2,380,732        $2,352,924
                                                                                   ==========        ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities
 Policy Liabilities                                                                $1,333,298        $1,337,008
 Notes, Mortgages and Other Debt                                                      274,300           235,300
 Accrued Income Taxes                                                                   4,684            15,409
 Deferred Income Taxes                                                                108,968           107,304
 Accounts Payable and Accrued Expenses                                                 85,518            98,990
 Other Liabilities                                                                      6,784             4,689
                                                                                   ----------        ----------
     Total Liabilities                                                              1,813,552         1,798,700
                                                                                   ----------        ----------

Shareholders' Equity
 Common Stock                                                                          98,476           100,112
 Series 1995-A Convertible Preferred Stock, $35.00 redemption value, shares issued and outstanding - 417,350 shares at 6/30/00 and 429,485 at
     12/31/99                                                                          14,761            15,031
 Unearned Stock Compensation                                                           (8,420)           (5,057)
 Retained Earnings                                                                    467,695           445,329
 Accumulated Other Comprehensive Income:
   Unrealized Investment Losses                                                        (5,332)           (1,191)
                                                                                   ----------        ----------
     Total Shareholders' Equity                                                       567,180           554,224
                                                                                   ----------        ----------
       Total Liabilities, Redeemable Preferred Stock and Shareholders' Equity      $2,380,732        $2,352,924
                                                                                   ==========        ==========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS


                                                   Three Months ended             Six Months Ended
                                                        June 30,                      June 30,
                                                 ----------------------        ----------------------
(In 000's, except per share data)                  2000          1999            2000          1999
                                                 --------      --------        --------      --------
                                                                      (Unaudited)

REVENUES
 Insurance Premiums & Policy Charges             $ 63,476      $ 63,314        $127,361      $127,367
 Broadcasting Revenues                             51,156        47,258          93,889        87,124
 Net Investment Income                             24,533        25,000          49,535        48,875
 Service Contract Revenue                           5,621         6,197          10,927        10,865
 Other Income                                         811         2,789           3,214         3,273
 Realized Investment Gains (Losses)                   212          (650)          6,340        (8,994)
                                                 --------      --------        --------      --------
   Total Revenues                                 145,809       143,908         291,266       268,510
                                                 --------      --------        --------      --------

EXPENSES
 Policyholder Benefits                             31,331        32,390          65,684        67,878
 Insurance Commissions                             18,377        18,938          37,760        37,497
 General Insurance Expenses                        16,367        19,260          32,984        37,270
 Amortization of Deferred Acquisition Costs         9,631        10,687          18,408        21,064
 Broadcasting Expenses                             37,856        32,533          72,887        63,690
 Interest Expense                                   4,432         3,570           8,390         7,497
 Other Expenses                                     3,894         6,135           7,846         9,757
                                                 --------      --------        --------      --------
   Total Expenses                                 121,888       123,513         243,959       244,653
                                                 --------      --------        --------      --------

Income Before Income Taxes                         23,921        20,395          47,307        23,857
Income Tax Provision                                8,531         7,328          16,520         8,270
                                                 --------      --------        --------      --------
  NET INCOME                                     $ 15,390      $ 13,067        $ 30,787      $ 15,587
                                                 ========      ========        ========      ========


EARNINGS PER SHARE:
  Basic earnings per common share                   $0.79         $0.68           $1.58         $0.79
  Diluted earnings per common share                 $0.78         $0.66           $1.56         $0.78

Dividends Per Common Share                          $0.22         $0.22           $0.44         $0.44

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS


                                                                             Six Months Ended June 30,
                                                                          -----------------------------
(In 000's)                                                                   2000               1999
                                                                          -----------       -----------
                                                                                   (Unaudited)

OPERATING ACTIVITIES
Net Income                                                                $    30,787       $    15,587
Adjustments to reconcile net income to net cash provided
(used) in operating activities:
     (Decrease) increase in policy liabilities                                (15,890)          (11,415)
     Increase (decrease) in accounts payable and accrued liabilities          (12,395)           (2,977)
     (Increase) decrease in receivables                                        10,549            (5,688)
     Amortization of policy acquisition costs                                  18,408            21,063
     Policy acquisition costs deferred                                        (20,258)          (24,018)
     Realized investment losses (gains)                                        (6,340)            8,994
     Gain on sale of operating assets                                            (639)             (405)
     Depreciation and amortization                                             12,552            11,046
     Amortization of bond premium and discount                                 (1,871)           (2,005)
     Provision for deferred income taxes                                        4,179            (1,495)
     All other operating activities, net                                      (12,219)            3,287
                                                                          -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       6,863            11,974

INVESTMENT ACTIVITIES
Investment securities sold                                                    276,653            41,458
Investment securities matured or redeemed by issuer                            42,691            74,827
Cost of investment securities acquired - available for sale                  (300,539)         (121,487)
Mortgage loans made                                                           (17,125)          (17,124)
Mortgage loan repayments                                                       10,539            11,073
Purchase of investment real estate, buildings and equipment                    (6,011)           (7,779)
Sale of investment real estate, buildings and equipment                         2,906             4,931
Purchase of television station                                                (59,782)               --
Purchase of short-term investments                                            (29,652)          (23,168)
Sales of short-term investments                                                27,215            22,434
All other investment activities, net                                             (241)             (714)
                                                                          -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                         (53,346)          (15,549)

FINANCING ACTIVITIES
Proceeds from borrowings                                                    1,642,500         1,510,000
Principal payments on debt                                                 (1,603,500)       (1,514,700)
Dividends paid                                                                 (8,921)           (9,109)
Stock issued for employee benefit and compensation programs                       145             2,933
Redemption of preferred stock                                                      --              (306)
Repurchase of common stock                                                    (10,428)               --
Return of policyholders' account balances                                     (13,414)          (13,511)
Receipts credited to policyholders' account balances                           29,071            29,639
                                                                          -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      35,453             4,946
                                                                          -----------       -----------

(DECREASE) INCREASE  IN CASH                                                  (11,030)            1,371
Cash at beginning of year                                                      13,065            16,633
                                                                          -----------       -----------
CASH AT END OF PERIOD                                                     $     2,035       $    18,004
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

2.       PROPOSED SALE OF INSURANCE SUBSIDIARIES

         On June 19, 2000, The Liberty Corporation ("Liberty") entered into a Purchase Agreement (the "Purchase Agreement") with Royal Bank of Canada ("RBC"), a Canadian-chartered bank, pursuant to which RBC will acquire from Liberty (the "Acquisition") all of the issued and outstanding shares of capital stock of Liberty Life Insurance Company, Liberty Insurance Services Corporation, The Liberty Marketing Services Corporation, LC Insurance Ltd., and Liberty Capital Advisors, Inc., (the Company's insurance subsidiaries) for a total of $648.7 million, consisting of a dividend from Liberty Life Insurance Company of up to $70.0 million and the balance in cash from Royal Bank of Canada. In connection with the Purchase Agreement, certain stockholders of Liberty, representing in the aggregate approximately 19% of the outstanding Liberty shares, executed voting agreements with RBC pursuant to which such stockholders agreed to vote certain of their Liberty shares in favor of the Acquisition. The consummation of the Acquisition is subject to customary closing conditions, including regulatory approvals and the approval of the stockholders of Liberty.

3.       TELEVISION STATION ACQUISITION

         On June 19, 2000, Liberty also announced it had signed a letter of intent to acquire the outstanding stock of Jackson, Mississippi based Civic Communications, under which Liberty will pay Civic's shareholders $204 million in cash. Civic Communications is an owner-operator of three network affiliated television stations in the central United States. The Company intends to use the proceeds from the sale of its insurance operations to fund the purchase of Civic Communications. However, the transaction is not contingent upon the sale of the insurance operations.

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

4.       REDEMPTION OF 1995-A SERIES PREFERRED STOCK

         On August 1, 2000 the Company's board of directors called for the redemption of the Company's Series 1995-A Voting 5% Cumulative Convertible Preferred Stock (the "1995-A preferred stock"). The redemption date is September 5, 2000. Holders of shares that are redeemed will receive $35.00 per share, plus accrued and unpaid dividends of $.32 per share for the period from July 1, 2000 through the redemption date. Alternatively, at any time up to 5:00 p.m. Eastern time on August 29, 2000, holders of the 1995-A preferred stock may convert their shares into Liberty common stock (and attached Rights) on a share-for-share basis.

5.       REDEMPTION OF 1994-A and 1994-B SERIES PREFERRED STOCK

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

5.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related income taxes, for the three-month and six-month periods ended June 30, 2000 and 1999, respectively, are as follows:

                                      Three Months Ended    Six Months Ended
                                           June 30,            June 30,
                                      --------------------------------------
                                        2000      1999      2000      1999
                                      --------------------------------------
         (In 000's)

         Net Income                   $15,390   $13,067   $30,787   $ 15,587
         Unrealized losses on
         securities                    (3,474)   (8,190)   (4,141)   (15,752)
                                      --------------------------------------
         Comprehensive income (loss)  $11,916   $ 4,877   $26,646   $   (165)
                                      ======================================

6.       EARNINGS PER SHARE

         The calculation of basic and diluted earnings per share is as follows:


         (In 000's except per share data)         Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                                ------------------------------------------------------------
                                                 2000             1999              2000             1999
                                                ------------------------------------------------------------
                                                                        (Unaudited)
         NUMERATOR - EARNINGS:

         Net Income                             $15,390           $13,067          $30,787           $15,587
         Preferred Dividends                       (180)             (255)            (365)             (789)
                                                ------------------------------------------------------------
         Numerator for basic earnings
         per share                               15,210            12,812           30,422            14,798
         Effect of Dilutive Securities:
              Redeemable Preferred Stock             --                --               --               272
              Convertible Preferred Stock           180               255              365               517
                                                ------------------------------------------------------------
         Numerator for diluted earnings
         per share                              $15,390           $13,067          $30,787           $15,587
                                                ============================================================

         DENOMINATOR - AVERAGE SHARES
         OUTSTANDING:

         Denominator for basic earnings
         per share - weighted average
         shares                                  19,186            18,806           19,198            18,684
         Effect of Dilutive Securities:
              Stock Options                          48               184               93               178
              Redeemable Preferred Stock             --               309               --               421
              Convertible Preferred Stock           417               591              420               595
                                                ------------------------------------------------------------
         Denominator for diluted
         earnings per share                      19,651            19,890           19,711            19,878
                                                ============================================================
         Basic Earnings Per Share                 $0.79             $0.68            $1.58             $0.79
         Diluted Earnings Per Share               $0.78             $0.66            $1.56             $0.78

7.    SEGMENT REPORTING

      The Company operates primarily in the television broadcasting and life insurance industries. The Company currently has five reportable segments. All segments except television broadcasting are included in Insurance Operations. The Company evaluates segment performance based on several factors. For segments that are comprised of a separate company (LIS and Cosmos) the primary factor is net income excluding unusual, non-operating items. For those segments that are not separate companies performance is evaluated based on income before income taxes excluding realized gains and losses and unusual, non-operating items. See the Company's 1999 form 10K for additional information on the types of operations for each of the Company's segments.

      The following tables summarize financial information by segment for the three and six-month periods ended June 30, 2000 and 1999:

---------------------------------------------------------------------------------------------------------------------
For the three                Liberty     LIS                                       Cosmos -
months ended        Liberty   Life     Insurance              Adjust-   Total     Television
June 30, 2000        Life    Liberty    Admin-     Corporate   ments   Insurance    Broad-     Elimin-      Total
(in thousands)      Agency   Direct   istration    & Other      (1)    Operations  casting     ations    Consolidated

Outside revenues   $51,284   $30,551   $5,621       $6,985    $  212    $94,653    $51,156                 $145,809

Intersegment
revenues                --        --    8,484        5,667        --     14,151         --    $(14,151)          --

Segment profit
(loss) before
income taxes         8,494     1,534    1,655        4,709       212     16,604      7,317                   23,921

Income tax
expense (benefit)                         640                  4,952      5,592      2,939                    8,531
                                       ------                           ------------------                 --------

Segment net income                     $1,015                           $11,012    $ 4,378                 $ 15,390
                                       ======                           ==================                 ========
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
For the three                Liberty     LIS                                       Cosmos -
months ended        Liberty   Life     Insurance              Adjust-   Total     Television
June 30, 1999        Life    Liberty    Admin-     Corporate   ments   Insurance    Broad-     Elimin-      Total
(in thousands)      Agency   Direct   istration    & Other      (1)    Operations  casting     ations    Consolidated

Outside revenues   $50,670   $29,700   $6,197       $10,733   $(650)    $96,650    $47,258                 $143,908

Intersegment
revenues                --        --    9,402         4,839      --      14,241         --    $(14,241)          --

Segment profit
(loss) before
income taxes         4,072     2,539      532         4,305    (650)     10,798      9,597                   20,395

Income tax
expense (benefit)                         171                 3,332       3,503      3,825                    7,328
                                       ------                           ------------------                 --------

Segment net income                     $  361                           $ 7,295    $ 5,772                 $ 13,067
                                       ======                           ==================                 ========
---------------------------------------------------------------------------------------------------------------------

(1) The adjustments column reflects unallocated realized investment gains and losses, income taxes, and unusual, non-operating items.

---------------------------------------------------------------------------------------------------------------------
For the six                  Liberty     LIS                                       Cosmos -
months ended        Liberty   Life     Insurance              Adjust-   Total     Television
June 30, 2000        Life    Liberty    Admin-     Corporate   ments   Insurance    Broad-     Elimin-      Total
(in thousands)      Agency   Direct   istration    & Other      (1)    Operations  casting     ations    Consolidated

Outside revenues   $101,866  $61,630   $10,929      $16,522   $ 6,430   $197,377   $93,889                 $291,266

Intersegment
revenues                 --       --    17,545       10,563        --         --        --    $(28,108)          --

Segment profit
(loss) before
income taxes         12,300    3,967     3,269       11,582     6,430     37,548     9,759                   47,307

Income tax
expense (benefit)                        1,262                 11,218     12,480     4,040                   16,520
                                       -------                          ------------------                 --------

Segment net income                     $ 2,007                          $ 25,068   $ 5,719                 $ 30,787
                                       =======                          ==================                 ========
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
For the six                  Liberty     LIS                                       Cosmos -
months ended        Liberty   Life     Insurance              Adjust-   Total     Television
June 30, 1999        Life    Liberty    Admin-     Corporate   ments   Insurance    Broad-     Elimin-      Total
(in thousands)      Agency   Direct   istration    & Other      (1)    Operations  casting     ations    Consolidated

Outside revenues   $102,117  $59,411   $10,865      $17,987   $(8,994)  $181,386   $87,124                 $268,510

Intersegment
revenues                 --       --    19,014       10,139               29,153        --    $(29,153)          --

Segment profit
(loss) before
income taxes          7,379    4,660      (581)       8,096    (8,994)    10,560    13,297                   23,857

Income tax
expense (benefit)                         (214)                 3,474      3,260     5,010                    8,270
                                       -------                          ------------------                 --------

Segment net income                     $  (367)                         $  7,300   $ 8,287                 $ 15,587
                                       =======                          ==================                 ========
---------------------------------------------------------------------------------------------------------------------

(1) The adjustments column reflects unallocated realized investment gains and losses, income taxes, and unusual, non-operating items


8.     COMMITMENTS AND CONTINGENCIES

         At June 30, 2000, the Company had made commitments as shown below:

         (In 000's)

           Investment real estate                            $ 1,755
           Mortgage loans and fixed maturity securities        9,445
           Other                                               2,049
                                                           ---------
                                                             $13,249
                                                           =========

9.     RECLASSIFICATIONS

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

                                 PART I, ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)



The Liberty Corporation is a holding company with operations in insurance and broadcasting. Liberty ("the Company") markets its insurance products through Liberty Life Insurance Company. Additionally, Liberty is one of the nation's largest life insurance third-party administrators, providing administrative services for approximately 3.7 million policies through Liberty Insurance Services Corporation. The Company's broadcasting subsidiary, Cosmos Broadcasting, consists of twelve network-affiliated stations in the Southeast and Midwest. Seven stations are affiliated with NBC, three with ABC, and two with CBS.


SIGNIFICANT TRANSACTIONS AFFECTING COMPARABILITY BETWEEN PERIODS

PROPOSED SALE OF INSURANCE SUBSIDIARIES

On June 19, 2000, The Liberty Corporation ("Liberty") entered into a Purchase Agreement (the "Purchase Agreement") with Royal Bank of Canada ("RBC"), a Canadian-chartered bank, pursuant to which RBC will acquire from Liberty (the "Acquisition") all of the issued and outstanding shares of capital stock of Liberty Life Insurance Company, Liberty Insurance Services Corporation, The Liberty Marketing Services Corporation, LC Insurance Ltd., and Liberty Capital Advisors, Inc., (the Company's insurance subsidiaries) for a total of $648.7 million, consisting of a dividend from Liberty Life Insurance Company of up to $70.0 million and the balance in cash from Royal Bank of Canada. In connection with the Purchase Agreement, certain stockholders of Liberty, representing in the aggregate approximately 19% of the outstanding Liberty shares, executed voting agreements with RBC pursuant to which such stockholders agreed to vote certain of their Liberty shares in favor of the Acquisition. The consummation of the Acquisition is subject to customary closing conditions, including regulatory approvals and the approval of the stockholders of Liberty.

TELEVISION STATION ACQUISITIONS

On June 19, 2000, Liberty also announced it had signed a letter of intent to acquire the outstanding stock of Jackson, Mississippi based Civic Communications, under which Liberty will pay Civic's shareholders $204 million in cash. Civic Communications is an owner-operator of three network affiliated television stations in the central United States. The Company intends to use the proceeds from the sale of its insurance operations to fund the purchase of Civic Communications. However, the transaction is not contingent upon the sale of the insurance operations.

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

REDEMPTION OF 1995-A  SERIES PREFERRED STOCK

On August 1, 2000 the Company's board of directors called for the redemption of the Company's Series 1995-A Voting 5% Cumulative Convertible Preferred Stock (the "1995-A preferred stock"). The redemption date is September 5, 2000. Holders of shares that are redeemed will receive $35.00 per share, plus accrued and unpaid dividends of $.32 per share for the period from July 1, 2000 through the redemption date. Alternatively, at any time up to 5:00 p.m. Eastern time on August 29, 2000, holders of the 1995-A preferred stock may convert their shares into Liberty common stock (and attached Rights) on a share-for-share basis.

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

RESULTS OF OPERATIONS

CONSOLIDATED
--------------------------------------------------------------------------------
                                    THE LIBERTY CORPORATION CONSOLIDATED RESULTS
                                         Second Quarter         Year-to-date
                                         --------------         ------------
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------

Broadcasting revenues                 $ 51,156   $ 47,258   $ 93,889   $ 87,124
Insurance revenues                      94,441     97,300    191,037    190,380
                                      --------   --------   --------   --------
Total revenues (excluding realized
gains and losses)                     $145,597   $144,558   $284,926   $277,504
                                      ========   ========   ========   ========

Broadcasting operating earnings       $  4,378   $  5,772   $  5,720   $  8,287
Insurance operating earnings            10,847      7,676     20,281     13,062
                                      --------   --------   --------   --------
Total operating earnings                15,225     13,448     26,001     21,349
Net realized investment gains (losses)     165       (381)     4,786     (5,762)
                                      --------   --------   --------   --------
Net income                            $ 15,390   $ 13,067   $ 30,787   $ 15,587
                                      ========   ========   ========   ========
--------------------------------------------------------------------------------

Liberty reported consolidated second quarter net income of $15.4 million compared with net income of $13.1 million for the second quarter of 1999 (see table above). Operating earnings (which exclude net realized investment gains and losses) were $15.2 million, an increase of approximately 13% compared with the $13.4 million reported in the comparable prior-year quarter. Net income reflects after-tax realized investment gains of $0.2 million in the second quarter of 2000 compared with losses of $0.4 million in the second quarter of 1999.

Year-to-date net income of $30.8 million was 98% higher than the net income of $15.6 million reported for the comparable 1999 period (see table above). Year-to-date operating earnings (which exclude net realized investment gains and losses) were $26.0 million, an increase of approximately 22% compared with the $21.3 million reported in the comparable prior-year period. Net income reflects after-tax realized investment gains of $4.8 million in the first half of 2000 compared with losses of $5.8 million in 1999.

Second quarter 2000 consolidated revenues (excluding realized gains and losses) increased $1.0 million compared with the second quarter of 1999. For the quarter, insurance revenues decreased $2.9 as compared with those of the prior-year quarter, while broadcasting revenues increased $3.9 million (8%). Year-to-date insurance revenues were consistent with the prior year period, while broadcasting revenues increased $6.8 million (8%).

BROADCASTING
--------------------------------------------------------------------------------
(In 000s)                                  BROADCASTING OPERATIONS RESULTS
                                         Second Quarter        Year-to-date
                                         --------------        ------------
                                        2000       1999       2000       1999
                                      -------    -------    -------    -------

Gross broadcasting revenues           $51,156    $47,259    $93,888    $87,124
Agency commissions                      7,233      6,670     13,090     12,052
                                      -------    -------    -------    -------
Net broadcasting revenues              43,923     40,589     80,798     75,072

Operating expenses                     26,050     21,926     50,931     43,779
Depreciation and amortization           4,910      4,167      9,546      8,223

Income before interest and taxes       12,963     14,496     20,321     23,070
Interest expense                        5,646      4,898     10,562      9,769
                                      -------    -------    -------    -------
Income before income taxes              7,317      9,598      9,759     13,301
Income taxes                            2,939      3,825      4,040      5,010
                                      -------    -------    -------    -------
Net income                             $4,378     $5,773     $5,719     $8,291
                                      =======     ======     ======     ======
--------------------------------------------------------------------------------

The broadcasting operations reported operating earnings for the second quarter of 2000 of $4.4 million, down $1.4 million from the $5.8 million reported in the prior-year second quarter. While net revenues increased $3.3 million for the quarter, expenses increased $4.9 million. The increase in operating expense is attributable to the KCBD acquisition in March of 2000 and the expansion of the Company's cable advertising and direct mail coupon businesses, along with increased personnel costs. The increase in depreciation and amortization expense is attributable to the KCBD acquisition. Year-to-date operating earnings were $2.6 million lower than the previous year six-month period for the same reasons affecting the quarterly comparisons.

--------------------------------------------------------------------------------
(In 000s)                                 CASH FLOW AND RELATED INFORMATION
                                         Second Quarter        Year-to-date
                                         --------------        ------------
                                        2000       1999       2000       1999
                                      -------    -------    -------    -------

Broadcast cash flow (1)               $18,273    $18,680    $30,622    $31,148
Station cash flow (2)                 $19,058    $19,377    $32,327    $33,143
Broadcast cash flow margin (3)           42%        46%        38%       42%
Station cash flow margin (4)             43%        48%        40%       44%
--------------------------------------------------------------------------------
(1) Broadcast cash flow is defined as earnings before depreciation and amortization, interest expense, non-operating income and expenses, and income taxes.
(2)  Station cash flow is broadcast cash flow plus cash headquarters expenses.
(3)  Broadcast cash flow divided by net broadcasting revenue
(4)  Station cash flow divided by net broadcasting revenue


Broadcast cash flow and broadcast cash flow margin were $18.3 million and 42% respectively for the quarter, compared with $18.7 million and 46% from the prior-year second quarter. Station cash flow and station cash flow margin were $19.1 million and 43% respectively for the three months ended June 30, 2000 as compared to $19.4 million and 48% for the prior-year quarter. The Company has included broadcast cash flow and station cash flow data because management believes that such data are commonly used as measures of performance among companies in the broadcast industry. The Company also believes that these measures are frequently used by investors, analysts, valuation firms, and lenders as some of the important determinants of underlying asset value. Broadcast cash flow and station cash flow should not be considered in isolation, or as alternatives to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. These measures are believed to be, but may not be, comparable to similarly titled measures used by other companies.

INSURANCE
--------------------------------------------------------------------------------
                                            INSURANCE OPERATIONS RESULTS
                                         Second Quarter        Year-to-date
                                         --------------        ------------
                                        2000       1999       2000       1999
                                      -------    -------    -------    -------

Liberty Life revenues                $88,624     $88,088    $177,907   $176,972
Liberty Insurance Services revenues    5,621       6,197      10,927     10,865
Corporate and other revenues             196       3,015       2,203      2,543
                                     -------     -------    --------   --------
Total insurance operations revenues
(excluding realized gains
and losses)                          $94,441     $97,300    $191,037   $190,380
                                     =======     =======    ========   ========

Liberty Life operating earnings      $ 9,828     $ 5,921    $ 16,718   $ 11,029
Liberty Insurance Services
operating earnings                     1,015       1,523       2,007      1,895
Corporate and other operating
  earnings                                 4         232       1,556        138
                                     -------     -------    --------   --------
Total insurance operations
operating earnings (excluding
realized gains and losses)           $10,847     $ 7,676    $ 20,281   $ 13,062
                                     =======     =======    ========   ========
--------------------------------------------------------------------------------

Liberty Life operating earnings for the second quarter of 2000 increased $3.9 million compared with the second quarter of 1999 on a slight increase in revenues and decreased expenses. The decrease in expenses was comprised mainly of decreases in commissions, general insurance expenses, deferred acquisition cost amortization, and taxes. The decrease in deferred acquisition cost amortization is attributable to improved persistency, principally in the Agency division. Year-to-date 2000 operating earnings for Liberty Life were up $5.7 million due to the same factors effecting the quarterly comparisons.

Liberty Insurance Services operating earnings declined $0.5 million as compared to the second quarter. Year-to-date operating earnings for Liberty Insurance Services were $2.0 million, compared to operating earnings of $1.9 million for the first six months of 1999.

INVESTMENTS

As of June 30, 2000, Liberty's consolidated investment portfolio was carried at $1.3 billion. Approximately 67% of consolidated invested assets were in fixed maturity securities (bonds and redeemable preferred stocks), 18% were in mortgage loans, 7% in policy loans, with the balance consisting of equity securities (2%), real estate (2%), and other term investments (4%).

The overall average investment rating of fixed maturity securities as of June 30, 2000 was A+. Less than investment grade securities comprised 5.1% of the fixed maturity portfolio at June 30, 2000, compared with 4.5% at December 31, 1999.

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company reported in its balance sheet an unrealized loss of $5.3 million on fixed maturity securities available for sale and equity securities at June 30, 2000. This compares with an unrealized loss of $1.2 million at December 31, 1999. Due to the requirements of SFAS No. 115, shareholders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of fixed maturity securities.


CAPITAL, FINANCING AND LIQUIDITY

At June 30, 2000 the Company's borrowings and notes payable amounted to $274.3 million, an increase of $39 million from the $235.3 million outstanding at December 31, 1999.

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


CASH FLOWS

The Company's net cash flow from operating activities was $6.9 million for the first six months of 2000 compared to $12.0 million for the same period of 1999. The Company's net cash used in investing activities was $53.3 million for the six month period ended June 30, 2000, compared to $15.5 million for the same period of 1999. Of the $53.3 million of net cash used in investing activities, $59.8 million relates to the Company's purchase of KCBD-TV in March of 2000. Net cash provided by financing activities for the six months ended June 30, 2000 was $35.5 million compared to $4.9 million for the first six months of 1999.


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

     (b) The Company filed a current report on Form 8-K dated June 30, 2000 with respect to the announcement on June 19, 2000 that the Company had entered into a purchase agreement with Royal Bank of Canada ("RBC"), a Canadian-chartered bank, pursuant to which RBC will acquire from the Company all of the issued and outstanding shares of capital stock of Liberty Life Insurance Company, Liberty Insurance Services
         Corporation, The Liberty Marketing Corporation, LC Insurance Ltd., and Liberty Capital Advisors, Inc., for a total of $648.7 million, consisting of a dividend from Liberty Life Insurance Company of up to $70.0 million and the balance in cash from Royal Bank of Canada.


                                INDEX TO EXHIBITS



EXHIBIT 11 Consolidated Earnings Per Share Computation (included in Note 6 of Notes to Consolidated and Condensed Financial Statements)
EXHIBIT 27       Financial Data Schedule (Electronic Filing Only)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






THE LIBERTY CORPORATION                                    Date:  August 3, 2000
-----------------------
(Registrant)




/s/ Kenneth W. Jones
--------------------
Kenneth W. Jones
Corporate Controller




/s/ Martha G. Williams
----------------------
Martha G. Williams
Vice President, General Counsel and Secretary