Form 10-Q
period 2000-09-30
LIBERTY CORP
filed 2000-11-13
CIK 59229

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000
                                    --------------------

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                                    Number of shares Outstanding
Title of each class                                   as of September 30, 2000
-------------------                                 ----------------------------

Common Stock                                                 19,915,781

                    Page 1 of 17 sequentially numbered pages.
                        The Exhibit Index is on Page 16.

                                 PART I, ITEM 1
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED AND CONDENSED BALANCE SHEETS


(In 000's)

                                                                                 SEPTEMBER 30,           December 31,
                                                                                      2000                   1999
                                                                               -------------------     -----------------
ASSETS                                                                            (Unaudited)

Current assets:
  Cash and cash equivalents                                                    $          3,640        $          6,373
  Receivables (net of allowance for doubtful accounts)                                   32,301                  31,624
  Program rights                                                                          5,831                   3,415
  Prepaid and other current assets                                                        4,966                   5,772
  Deferred income taxes                                                                   3,498                   2,333
  Net assets of discontinued operations                                                 490,275                 479,645
                                                                               -------------------     -----------------
     Total  current assets                                                              540,511                 529,162

Property Plant and Equipment
  Land                                                                                    5,294                   4,973
  Buildings and improvements                                                             33,338                  32,362
  Furniture and equipment                                                               130,147                 118,932
  Less: Accumulated depreciation                                                        (97,282)                (93,375)
                                                                               -------------------     -----------------
                                                                                         71,497                  62,892

Intangibles (net of accumulated amortization)                                           261,574                 217,916
Other assets                                                                             43,614                  44,716
                                                                               -------------------     -----------------
       Total assets                                                                     917,196                 854,686
                                                                               ===================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                                  20,548                  17,293
  Program contract obligations                                                            5,602                   3,092
  Accrued income taxes                                                                    9,853                  (3,616)
    Revolving credit facility                                                           258,000                 234,000
                                                                               -------------------     -----------------
     Total current liabilities                                                          294,003                 250,769

Deferred income taxes                                                                    29,559                  27,849
Other liabilities                                                                        12,391                  21,844
                                                                               -------------------     -----------------
Total liabilities                                                                       335,953                 300,462
                                                                               -------------------     -----------------

Shareholders' Equity
 Common Stock                                                                           113,089                 100,112
 Series 1995-A Convertible Preferred Stock, $35.00 redemption value, shares
     issued and outstanding  -0- shares at 9/30/00 and  429,485 at 12/31/99                  --                  15,031
 Unearned Stock Compensation                                                             (7,571)                 (5,057)
 Retained Earnings                                                                      474,879                 445,329
 Accumulated Other Comprehensive Income:
   Unrealized Investment Gains / (Losses)                                                   846                  (1,191)
                                                                               -------------------     -----------------
     Total Shareholders' Equity                                                         581,243                 554,224
                                                                               -------------------     -----------------
       Total Liabilities and Shareholders' Equity                              $        917,196        $        854,686
                                                                               ===================     =================

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS


                                                                       Three Months ended               Nine Months Ended
                                                                         September 30,                     September 30,
                                                                  -----------------------------    ----------------------------
(In 000's, except per share data)                                     2000            1999            2000             1999
                                                                  -------------    ------------    -----------     ------------
                                                                                          (Unaudited)

REVENUES
 Station revenues (net of commissions)                            $    40,058      $    35,091     $ 114,737       $   105,894
 Cable advertising and other revenues                                   3,234            2,399         9,539             6,962
                                                                  -------------    ------------    -----------     ------------
   NET REVENUES                                                        43,292           37,490      124,276            112,856

EXPENSES
Operating expenses                                                     23,187           20,358        68,166            59,369
Amortization of program rights                                          1,704            1,284         4,792             4,377
Depreciation and amortization of intangibles                            5,272            4,199        14,864            12,468
Corporate, general, and administrative expenses                         2,661            2,534         8,025             6,287
                                                                  -------------    ------------    -----------     ------------
   TOTAL OPERATING EXPENSES                                            32,824           28,375        95,847            82,501

       OPERATING INCOME                                                10,468            9,115        28,429            30,355

Net investment income                                                     724              137        12,016             1,192
Interest expense                                                        4,314            3,754        12,705            11,253
                                                                  -------------    ------------    -----------     ------------
       INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES            6,878            5,498        27,740            20,294

Provision for income taxes                                              2,885            2,364        11,448             8,042
                                                                  -------------    ------------    -----------     ------------
       INCOME FROM CONTINUING OPERATIONS                                3,993            3,134        16,292            12,252

Income from discontinued operations (net of taxes)                      7,573           14,075        26,061            20,544
                                                                  -------------    ------------    -----------     ------------

      NET INCOME                                                  $    11,566      $    17,209     $  42,353       $    32,796
                                                                  =============    ============    ===========     ============


EARNINGS PER SHARE:
Basic earnings per common share from continuing operations           $0.21            $0.15          $0.83            $0.60
Basic earnings per common share from discontinued operations          0.39             0.73           1.35             1.08
                                                                  -------------    ------------    -----------     ------------
Basic earnings per common share                                      $0.60            $0.88          $2.18            $1.68

Diluted earnings per common share from continuing operations         $0.20            $0.15          $0.83            $0.59
Diluted earnings per common share from discontinued operations        0.38             0.72           1.32             1.08
                                                                  -------------    ------------    -----------     ------------
Diluted earnings per common share                                    $0.58            $0.87          $2.15            $1.67


Dividends Per Common Share                                           $0.22            $0.22          $0.66            $0.66

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS


                                                                                           Nine Months Ended September 30,
                                                                                           -------------------------------
(In 000's)                                                                                    2000                 1999
                                                                                           -----------         -----------
                                                                                                      (Unaudited)
OPERATING ACTIVITIES
Net Income                                                                                 $    42,353         $    32,796
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Gain on sale of operating assets                                                             (631)               (392)
     Realized investment (gains) losses                                                         (9,208)                278
     Depreciation                                                                                4,746              11,100
     Amortization of intangibles                                                                10,118               2,437
     Amortization of program rights                                                              4,792               4,376
     Cash paid for program rights                                                               (4,698)             (4,430)
     Provision for deferred income taxes                                                           545                 116
Changes in operating assets and liabilities:
     Receivables                                                                                  (677)            (19,238)
     Other assets                                                                               (4,976)             (1,610)
     Accounts payable and accrued expenses                                                       3,255              13,782
     Accrued taxes                                                                              13,469               2,716
     Other liabilities                                                                          (9,453)              2,706
     All other operating activities, net                                                          (421)              4,962
     Net cash (used in) provided by operating activities of discontinued operations            (41,060)                860
                                                                                           -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        8,154              50,459

INVESTMENT ACTIVITIES
Purchase of property and equipment                                                              (7,439)             (7,995)
Net cash paid for purchase of television stations                                              (59,782)                 --
Investment securities sold                                                                      13,686                 340
Investment securities matured                                                                       --               1,273
Investment securities acquired                                                                  (1,138)             (1,072)
Purchase of investment properties                                                               (2,000)             (2,016)
Proceeds from sale of investment properties                                                     14,343               2,774
Other (net)                                                                                         --                 615
Net cash provided by (used in) investing activities of discontinued operations                  53,216             (23,867)
                                                                                           -----------         -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                             10,886             (29,948)

FINANCING ACTIVITIES
Proceeds from borrowings                                                                     2,426,500           2,298,000
Principal payments on debt                                                                  (2,402,500)         (2,331,000)
Dividends paid                                                                                 (13,303)            (13,582)
Stock issued for employee benefit and compensation programs                                        158               3,493
Redemption of preferred stock                                                                       --                (306)
Repurchase of common stock                                                                     (10,428)                 --
Net cash provided by financing activities of discontinued operations                            24,012              23,170
                                                                                           -----------         -----------
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES                                              24,439             (20,225)
                                                                                           -----------         -----------

(DECREASE) INCREASE  IN CASH                                                                    43,479                 286
Cash at beginning of year (including cash at discontinued operations of $5,518
and $12,106 at December 31, 1999 and 1998 respectively)                                         11,891              16,633
                                                                                           -----------         -----------
CASH AT END OF PERIOD (INCLUDING CASH AT DISCONTINUED OPERATIONS OF $51,730 AND
$10,546 AT SEPTEMBER 30, 2000 AND 1999 RESPECTIVELY)                                       $    55,370         $    16,919
                                                                                           ===========         ===========

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated and condensed financial statements of The Liberty Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included is not necessarily indicative of the annual results that may be expected for the year ended December 31, 2000, but it does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The December 31, 1999 financial information was derived from the Company's previously filed 1999 Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in The Liberty Corporation annual report on Form 10-K for the year ended December 31, 1999.

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

2.    REDEMPTION OF 1995-A SERIES PREFERRED STOCK

      On August 25, 2000 the Company completed the redemption of all of the outstanding shares of its Series 1995-A Cumulative Convertible Preferred Stock. Shares were called for redemption at $35.00 per share plus accrued dividends for the period from July 1, 2000 through the redemption date (September 5, 2000). Prior to the redemption date, all shares of the 1995-A Series were converted in to common stock.

3.    REDEMPTION OF 1994-A and 1994-B SERIES PREFERRED STOCK

      On May 25, 1999 ("the redemption date") the Company completed the redemption of all of the outstanding shares of its 1994-A Series voting cumulative preferred stock, and its 1994-B Series voting cumulative preferred stock. Shares were called for redemption at $35.00 per share and $37.50 per share for the 1994-A and 1994-B preferred stock, respectively, plus accrued dividends from April 1, 1999 through the redemption date. Prior to the redemption date, all shares of the 1994-A Series were converted into common stock, and all but 8,170 shares of the 1994-B Series were converted into common stock.

4.    COMPREHENSIVE INCOME

      The components of comprehensive income, net of related income taxes, for the three-month and six-month periods ended June 30, 2000 and 1999, respectively, are as follows:


                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                    September 30,
                                                 ------------------------         ------------------------
                                                   2000            1999             2000            1999
                                                 --------        --------         --------        --------
(In 000's)

Net Income                                       $ 11,566        $ 17,209         $ 42,353        $ 32,796
Unrealized gains / (losses) on securities           6,178         (11,183)           2,037         (26,935)
                                                 --------        --------         --------        --------
Comprehensive income (loss)                      $ 17,744        $  6,026         $ 44,390        $  5,861
                                                 ========        ========         ========        ========

                                             Notes to Consolidated and Condensed
                                               Financial Statements -- continued


5.    DISCONTINUED OPERATIONS

      On June 19, 2000, The Liberty Corporation ("Liberty") entered into a Purchase Agreement (the "Purchase Agreement") with Royal Bank of Canada ("RBC"), a Canadian-chartered bank, pursuant to which RBC was to acquire from Liberty all of the issued and outstanding shares of capital stock of Liberty Life Insurance Company, Liberty Insurance Services Corporation, The Liberty Marketing Corporation, LC Insurance Limited and Liberty Capital Advisors, Inc., for a total of approximately $648 million, consisting of a dividend from Liberty Life Insurance Company of up to $70.0 million and the balance in cash from Royal Bank of Canada. On September 29, 2000 the shareholders of the Company approved the purchase agreement described above. Accordingly, these entities have been treated as discontinued operations in the accompanying financial statements. The transaction closed on November 1, 2000 with Liberty receiving $631 million in net cash proceeds and approximately $16 million in non-cash assets (see
      Note 9).

      The assets and liabilities of the discontinued operations were as follows:

                                                                   SEPTEMBER 30,    December 31
                                                                       2000            1999
-----------------------------------------------------------------------------------------------

Assets:
Investments:
  Fixed maturity securities available for sale,                       $849,047        $859,296
  Equity securities, primarily at market                                23,027          77,652
  Mortgage loans                                                       244,378         230,497
  Policy loans                                                          92,351          91,964
  Other long-term investments                                           13,472          13,564
  Short-term investments                                                 5,117           1,930
-----------------------------------------------------------------------------------------------
Total investments                                                    1,227,392       1,274,903
-----------------------------------------------------------------------------------------------

Cash                                                                    51,730           5,519
Accrued investment income                                               13,621          13,592
Receivables net of bad debt reserves                                    32,082          31,045
Receivable from reinsurers                                             257,253         266,141
Deferred acquisition costs                                             301,499         304,419
Buildings and equipment, at cost, less accumulated                      25,984          27,881
       depreciation
Goodwill related to insurance acquisitions, at cost, net of
       accumulated amortization                                         21,181          21,904
Other assets                                                            40,028          39,559
-----------------------------------------------------------------------------------------------
Total assets                                                        $1,970,770      $1,984,963
-----------------------------------------------------------------------------------------------

Liabilities:
   Policy liabilities:
     Future policy benefits                                         $1,278,382      $1,278,233
     Claims and benefits payable                                        29,739          33,806
     Policyholder funds                                                 25,269          24,969
-----------------------------------------------------------------------------------------------
                                                                     1,333,390       1,337,008

Accrued income taxes                                                     1,894          19,054
Deferred income taxes                                                   84,570          81,513
Accounts payable and accrued expenses                                   56,478          65,682
Other liabilities                                                        4,163           2,061
-----------------------------------------------------------------------------------------------
Total liabilities                                                    1,480,495       1,505,318
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Net assets of discontinued operations                                 $490,275        $479,645
-----------------------------------------------------------------------------------------------

                                             Notes to Consolidated and Condensed
                                               Financial Statements -- continued


      Summarized disclosure of the Company's discontinued operations is as follows:

                                          THREE MONTHS ENDED                        NINE MONTHS ENDED
                                              SEPTEMBER 30,                            SEPTEMBER 30,
                                     -------------------------------           -----------------------------
                                         2000              1999                   2000             1999
                                     --------------    -------------           ------------     ------------
Revenues                             $    86,527       $   99,989              $  278,796       $   286,619
Expenses                                  76,060           78,988                 241,884           256,258
                                     --------------    -------------           ------------     ------------
Income before taxes from
    discontinued operations               10,467            21,001                 36,912            30,361
Income taxes                               2,894             6,926                 10,851             9,817
                                     --------------    -------------           ------------     ------------
Income from discontinued
   operations                        $     7,573       $    14,075             $   26,061       $    20,544
                                     ==============    =============           ============     ============


6.    SEGMENT REPORTING

      The Company operates primarily in the television broadcasting and cable advertising businesses. The Company currently owns and operates twelve television stations, primarily in the Southeast and Midwest. Each of the stations is affiliated with a major network, with seven NBC affiliates, three ABC affiliates, and two CBS affiliates. The Company evaluates segment performance based on income before income taxes, excluding unusual, or non-operating items.

      The following tables summarize financial information for continuing operations by segment for the three and nine-month periods ended September 30, 2000 and 1999:

                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                ---------------------------         ---------------------------
                                                   2000             1999              2000              1999
                                                ---------         ---------         ---------         ---------
REVENUE
   Broadcasting                                 $  40,058         $  35,091         $ 114,737         $ 105,894
   Cable advertising                                2,573             2,365             7,842             6,886
   Other                                              661                34             1,697                76
                                                ---------         ---------         ---------         ---------
TOTAL REVENUE                                      43,292         $  37,490           124,276         $ 112,856
                                                =========         =========         =========         =========

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES
   Broadcasting                                 $  13,789         $  11,639         $  37,902         $  36,386
   Cable advertising                                  175               361               512             1,307
   Corporate & other                               (7,086)           (6,502)          (10,674)          (17,399)
                                                ---------         ---------         ---------         ---------
TOTAL INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                             $   6,878         $   5,498         $  27,740         $  20,294
                                                =========         =========         =========         =========


      Assets by segment were $351,512,000, $4,908,000 and $67,003,000 for the
      Broadcasting, Cable Advertising, and Corporate & Other segments, respectively, as of September 30, 2000.

                                             Notes to Consolidated and Condensed
                                               Financial Statements -- continued


7.    EARNINGS

      PER SHARE The calculation of basic and diluted earnings per common share from continuing operations is as follows:


(In 000's except per share data)                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                   ------------------------         -------------------------
                                                     2000            1999             2000             1999
                                                   --------        --------         --------         --------
                                                                          (Unaudited)
NUMERATOR - EARNINGS:

Income from continuing operations                  $  3,993        $  3,134         $ 16,292         $ 12,252
Preferred dividends                                      --            (229)            (365)          (1,018)
                                                   --------        --------         --------         --------
Numerator for basic earnings per common
     share from continuing  operations             $  3,993        $  2,905           15,927         $ 11,234
Effect of dilutive securities                            --              --              365               --
                                                   --------        --------         --------         --------
Numerator for diluted earnings per common
     share from continuing operations              $  3,993        $  2,905         $ 16,292         $ 11,234
                                                   ========        ========         ========         ========

DENOMINATOR - AVERAGE SHARES OUTSTANDING:

Denominator for basic earnings per common
     share from continuing operations -
     weighted average shares                         19,443          19,262           19,281           18,877

Effect of dilutive securities:
        Preferred stock                                 228              --              356               --
     Stock options                                       65             166               84              174
                                                   --------        --------         --------         --------
Denominator for diluted earnings per common
     share from continuing operations                19,736          19,428           19,721           19,051
                                                   ========        ========         ========         ========

Basic earnings per common share from
     continuing operations                         $   0.21        $   0.15         $   0.83         $   0.60
Diluted earnings per common share from
     continuing operations                         $   0.20        $   0.15         $   0.83         $   0.59

      The diluted income from continuing operations per common share calculation excludes the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. For the three and nine month periods ending September 30, 1999, respectively, the Company had 521,000 and 851,000 weighted average shares of preferred securities which were not included in the diluted income from continuing operations per common share calculation as their effect was antidilutive.

                                             Notes to Consolidated and Condensed
                                               Financial Statements -- continued


8.    COMMITMENTS AND CONTINGENCIES

      On June 19, 2000, Liberty announced it had signed a letter of intent to acquire the outstanding stock of Jackson, Mississippi based Civic Communications, under which Liberty will pay Civic's shareholders $204 million in cash. Civic Communications is an owner-operator of three network affiliated television stations in the central United States. The Company intends to use a portion of the proceeds from the sale of its insurance operations to fund the purchase of Civic Communications.

9.    SUBSEQUENT EVENTS

      On November 1, 2000 the Company completed the sale of its insurance operations to the Royal Bank of Canada (see Note 5. "Discontinued Operations"). In connection with this transaction the Company anticipates recording an estimated net-of-tax gain of approximately $10 million in the fourth quarter of 2000. In accordance with the terms of the Company's revolving credit facility, the Company repaid its credit facility in full. The Company no longer maintains a revolving credit facility with any lender.

10.   RECLASSIFICATIONS

      Certain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year.

                                 PART I, ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)

The Liberty Corporation is a holding company with operations primarily in the television broadcasting industry. The Company's television broadcasting subsidiary, Cosmos Broadcasting, consists of twelve network-affiliated stations located in the Southeast and Midwest, a cable advertising company, and a direct-mail coupon company. Eleven of the Company's television stations were ranked No. 1 or No. 2 in their markets by the May 2000 Nielsen ratings from sigh-on to sigh-off. Seven of the Company's television stations are affiliated with NBC, three with ABC, and two with CBS, and in the aggregate cover approximately 2.7% of U.S. households.

Prior to September 29, 2000 the Company was also engaged in the insurance industry. The Company's insurance operations consisted of Liberty Life Insurance Company, Liberty Insurance Services, The Liberty Marketing Services Corporation, LC Insurance Limited and Liberty Capital Advisors, Inc. On June 19, 2000, the Company entered into a purchase agreement with Royal Bank of Canada ("RBC"), a Canadian-chartered bank, pursuant to which RBC was to acquire from the Company all of the issued and outstanding shares of capital stock of the companies comprising its insurance operations, for a total of approximately $648 million, consisting of a dividend from Liberty Life Insurance Company of up to $70.0 million and the balance in cash from Royal Bank of Canada. On September 29, 2000 the Company's shareholders approved the purchase agreement, and on November 1, 2000 the Company completed the sale to RBC. Accordingly, these entities have been treated as discontinued operations in the accompanying financial statements (see Note 3 and Note 9).

On June 19, 2000, Liberty also announced it had signed a letter of intent to acquire the outstanding stock of Jackson, Mississippi based Civic Communications, under which Liberty will pay Civic's shareholders $204 million in cash. Civic Communications is an owner-operator of three network affiliated television stations in the central United States. The Company intends to use a portion of the proceeds from the sale of its insurance operations to fund the purchase of Civic Communications.


SIGNIFICANT TRANSACTIONS AFFECTING COMPARABILITY BETWEEN PERIODS

TELEVISION STATION ACQUISITIONS

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

REDEMPTION OF 1995-A SERIES PREFERRED STOCK

On August 25, 2000 the Company completed the redemption of all of the outstanding shares of its Series 1995-A Cumulative Convertible Preferred Stock. Shares were called for redemption at $35.00 per share plus accrued dividends for the period from July 1, 2000 through the redemption date (September 5, 2000). Prior to the redemption date, all shares of the 1995-A Series were converted in to common stock.

                                 Management's Discussions and Analysis continued


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net revenues were $43.3 million for the third quarter of 2000, an increase of $5.8 million over the $37.5 million reported for the third quarter of 1999. On a same station basis, which excludes the acquisition of KCBD during March of 2000 and the Company's direct mail coupon business, which was acquired in the fourth quarter of 1999, revenues increased $2.7 million over the prior year period due to increased local and political revenues, offset somewhat by softer national revenue.

Operating expenses were $23.2 million for the third quarter of 2000, an increase of $2.8 million over the $20.4 million reported for the third quarter of 1999. The increase in operating expense is attributable to the KCBD acquisition in March of 2000 and the expansion of the Company's cable advertising and direct mail coupon businesses, along with increased personnel costs.

Amortization of program rights was $1.7 million for the third quarter of 2000, an increase of $0.4 million over the $1.3 million reported for the third quarter of 1999. This increase was due to the acquisition of KCBD during the first quarter of 2000 and the timing of programming purchases and airings.

Depreciation and amortization was $5.3 million for the third quarter of 2000, an increase of $1.1 million over the $4.2 million reported for the third quarter of 1999. The increase in depreciation and amortization expense is attributable to the acquisition of KCBD during the first quarter of 2000.

Corporate, general, and administrative expenses were $2.7 million for the third quarter of 2000, an increase of $0.2 million over the $2.5 million reported for the third quarter of 1999. The increase in corporate general and administrative expenses is due mainly to the timing of non-cash compensation expenses.

Net investment income was $0.7 for the third quarter of 2000, an increase of $0.6 over the $0.1 million reported for the third quarter of 1999.

Interest expense was $4.3 million, an increase of $0.5 million over the $3.8 reported for the third quarter of 1999 due to higher debt levels in the current year as a result of the KCBD acquisition in the first quarter of 2000.

                                 Management's Discussions and Analysis continued


CASH FLOW INFORMATION

                                                           THREE MONTHS ENDED SEPTEMBER 30
                                                  -------------------------------------------------
                                                           2000                       1999
                                                  ----------------------     ----------------------
                                                               BCFM(3)                    BCFM(3)
                                                                 &                           &
                                                  CASH FLOW    OCFM(4)       CASH FLOW    OCFM(4)
                                                  ---------- -----------     ---------- -----------
Broadcast cash flow (1)
   Stations                                         $18,566      46%           $15,383       44%
   Cable advertising sales and other operations        (167)     (5%)              466       19%
                                                  ----------                 ----------
     Consolidated broadcast cash flow                18,399      42%            15,849       42%

Corporate cash expenses                              (2,011)                    (2,351)
                                                  ----------                 ----------
     Operating cash flow (2)                        $16,388      38%           $13,498       36%
                                                  ==========                 ==========

(1) Broadcast cash flow is operating cash flow before cash headquarters expenses.

(2) Operating cash flow is defined as operating income plus depreciation and amortization, and non-cash compensation expense

(3) Broadcast cash flow margin (BCFM) is broadcast cash flow divided by net revenue

(4) Operating cash flow margin (OCFM) is operating cash flow divided by net revenue

Consolidated broadcast cash flow and broadcast cash flow margin were $18.4 million and 42% respectively for the quarter, compared with $15.8 million and 42% from the prior-year third quarter.

Operating cash flow and operating cash flow margin were $16.4 million and 38% respectively for the quarter compared with $13.5 million and 36% from the prior-year third quarter.

The Company has included operating cash flow and broadcast cash flow data because management believes that such data are commonly used as measures of performance among companies in the broadcast industry. The Company also believes that these measures are frequently used by investors, analysts, valuation firms, and lenders as some of the important determinants of underlying asset value. Operating cash flow and broadcast cash flow should not be considered in isolation, or as alternatives to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. These measures are believed to be, but may not be, comparable to similarly titled measures used by other companies.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

With the exception of net investment income, changes in income statement line items on a year-to-date basis were substantially the same as those on a quarterly basis. Please see the discussion of the three-month periods ended September 30, 2000 and 1999 above for details.

Net revenues were $124.3 million for the nine-month period ended September 30, 2000, an increase of $11.4 million over the $112.9 million reported for the nine-month period ended September 30, 1999. On a same station basis, which excludes the acquisition of KCBD during March of 2000 and the Company's direct mail coupon business, which was acquired in the fourth quarter of 1999, revenues increased $4.0 million over the prior year period .

Operating expenses were $68.2 million for the nine-month period ended September 30, 2000, an increase of $8.8 million over the $59.4 million reported for the nine-month period ended September 30, 1999.

                                 Management's Discussions and Analysis continued


Amortization of program rights was $4.8 million for the nine-month period ended September 30, 2000, an increase of $0.4 million over the $4.4 million reported for the nine-month period ended September 30, 1999.

Depreciation and was $14.9 million for the nine-month period ended September 30, 2000, an increase of $2.4 million over the $12.5 million reported for the nine-month period ended September 30, 1999.

Corporate, general, and administrative expenses were $8.0 million for the nine-month period ended September 30, 2000, an increase of $1.7 million over the $6.3 million reported for the nine-month period ended September 30, 1999.

Net investment income was $12.0 million for the nine-month period ended September 30, 1000 an increase of $10.8 million over the $1.2 million reported for the nine-month period ended September 30 1999. The increase in net investment income was due mainly to realized gains from the Company's equity portfolio recognized during the first quarter of 2000.

Interest expense was $12.7 million for the nine-month period ended September 30, 2000, an increase of $1.4 million over the $11.3 reported for the nine-month period ended September 30, 1999.

CASH FLOW INFORMATION

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                       ------------------------------------------------
                                                                2000                      1999
                                                       ----------------------    ----------------------
                                                                    BCFM(3)                   BCFM(3)
                                                                       &                         &
                                                       CASH FLOW    OCFM(4)      CASH FLOW    OCFM(4)
                                                       ---------- -----------    ---------- -----------
Broadcast cash flow (1)
   Stations                                              $51,229       45%         $47,529        45%
   Cable advertising sales and other operations               87        1%           1,582        23%
                                                       ----------                ----------
     Consolidated broadcast cash flow                     51,316       41%          49,111        44%

Corporate cash expenses                                   (6,813)                   (6,146)
                                                       ----------                ----------
     Operating cash flow (2)                             $44,503       36%         $42,965        38%
                                                       ==========                ==========

(1) Broadcast cash flow is operating cash flow before cash headquarters expenses.

(2) Operating cash flow is defined as operating income plus depreciation and amortization, and non-cash compensation expense

(3) Broadcast cash flow margin (BCFM) is broadcast cash flow divided by net revenue

(4) Operating cash flow margin (OCFM) is operating cash flow divided by net revenue

Consolidated broadcast cash flow and broadcast cash flow margin were $51.3 million and 41% respectively for the nine months ended September 30, 2000 as compared to $49.1 million and 44% for the nine months ended September 30, 1999.

Operating cash flow and operating cash flow margin were $44.5 million and 36% respectively for the nine months ended September 30, 2000 as compared to $42.7 million and 38% for the nine months ended September 30, 1999.

                                 Management's Discussions and Analysis continued


The Company has included operating cash flow and broadcast cash flow data because management believes that such data are commonly used as measures of performance among companies in the broadcast industry. The Company also believes that these measures are frequently used by investors, analysts, valuation firms, and lenders as some of the important determinants of underlying asset value. Operating cash flow and broadcast cash flow should not be considered in isolation, or as alternatives to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. These measures are believed to be, but may not be, comparable to similarly titled measures used by other companies.


DISCONTINUED OPERATIONS

                                                         THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                            SEPTEMBER 30,                         SEPTEMBER 30,
                                                        2000              1999                  2000             1999

Revenues                                            $    86,527      $    99,989            $  278,796       $    286,619
Expenses                                                 76,060           78,988               241,884            256,258
                                                    -------------    --------------         -------------    ------------
Income before taxes from discontinued operations         10,467           21,001                36,912             30,361
Income taxes                                              2,894            6,926                10,851              9,817
                                                    -------------    --------------         -------------    ------------
Income from discontinued operations                 $     7,573      $    14,075            $   26,061       $     20,544
                                                    =============    ==============         =============    ============


Income from discontinued operations, of $7.6 million and $14.1 million for the three-month periods ended September 30, 2000 and 1999 respectively, and $26.1 million and $20.5 million for the nine-month periods ended September 30, 2000 and 1999 respectively reflect the operations of the Company's insurance subsidiaries. On June 19, 2000, the Company entered into a Purchase Agreement with Royal Bank of Canada ("RBC"), pursuant to which RBC was to acquire from the Company all of the issued and outstanding shares of capital stock of Liberty Life Insurance Company, Liberty Insurance Services Corporation, The Liberty Marketing Corporation, LC Insurance Limited and Liberty Capital Advisors, Inc., for a total of $648.7 million. On September 29, 2000 the shareholders of the Company approved the purchase agreement described above. The transaction closed on November 1, 2000.

CAPITAL, FINANCING AND LIQUIDITY

At September 30, 2000 the Company's borrowings and notes payable amounted to $258.0 million, an increase of $24 million from the $234.0 million outstanding at December 31, 1999. As described in Note 8 above, subsequent to September 30, 2000 the Company sold its insurance subsidiaries. In accordance with the terms of the Company's revolving credit facility, the Company used a portion of the net cash proceeds from the sale of its insurance operations to repay its credit facility in full. The Company no longer maintains a revolving credit facility with any lender.

On June 19, 2000, Liberty announced it had signed a letter of intent to acquire the outstanding stock of Jackson, Mississippi based Civic Communications, under which Liberty will pay Civic's shareholders $204 million in cash. Civic Communications is an owner-operator of three network affiliated television stations in the central United States. The Company intends to use a portion of the remaining proceeds from the sale of its insurance operations, after the repayment of its revolving credit facility, to fund the purchase of Civic Communications.

The Company anticipates that its primary sources of cash, those being current cash balances, remaining proceeds from the sale of its insurance operations, and operating cash flow, will be sufficient to finance the operating requirements of its stations and their anticipated capital expenditures, for both the next 12 months and the foreseeable future thereafter.

                                 Management's Discussions and Analysis continued


CASH FLOWS

The Company's net cash flow from operating activities was $8.2 million for the first nine months of 2000 compared to $50.5 million for the same period of 1999. The Company's net cash provided by investing activities was $10.9 million for the nine month period ended September 30, 2000, as compared to net cash used in investing activities of $29.9 million for the same period of 1999. Net cash provided by financing activities for the nine months ended September 30, 2000 was $24.4 million compared to net cash used in financing activities of $20.2 million for the first nine months of 1999.

IMPACT OF YEAR 2000

The Year 2000 issue is the result of computer programs written to use two digits rather than four to define the applicable year. Any computer programs or hardware that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including among other things, a temporary inability to process transactions, pay personnel properly, or engage in normal business activities.

To date, the Company has not experienced any disruptions in its operations as a result of Year 2000 issues. The Company will continue to monitor its systems and operations for the remainder of the year for problems or issues related to the Year 2000.

ACCOUNTING DEVELOPMENTS

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, " Accounting for Derivative Instruments and Hedging Activities". This standard is required to be adopted in years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Historically the Company's use of derivatives has been limited to fixing the cost of borrowings on a portion of its outstanding debt. At this time the Company does not believe the effect of Statement 133 will be material to the earnings and financial position of the Company.

FORWARD LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained herein or in any other written or oral statements made by, or on behalf of the Company, is or may be viewed as forward looking. The words "expect," "believe," "anticipate" or similar expressions identify forward-looking statements. Although the Company has used appropriate care in developing any such forward looking information, forward looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the following: changes in national and local markets for television advertising; changes in general economic conditions, increasing competition in the Company's markets; and future regulatory actions or conditions, effecting either the television broadcasting industry as whole or specific to the markets the Company serves. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments, or otherwise.

PART II, ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      a.    A special meeting of shareholders was held September 29, 2000.

      b.    No directors were elected or voted upon at the special meeting.

      c. The sole matter voted upon at the special meeting was to approve the sale of Liberty's insurance operations to the Royal Bank of Canada. The votes were cast as follows:

                                                               Broker
                   For           Against       Abstentions    Non-votes
               --------------------------------------------------------
               17,442,552       1,247,602        167,352         --

      d. There were no settlements between the registrant and any other participants.



PART II, ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

      a. A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

      b. The Company filed a current report on Form 8-K dated August 22, 2000 with respect to its Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission (the "SEC") on August 22, 2000, regarding the consent of Ernst & Young LLP ("Ernst & Young"), the Company's independent auditors, to the reference made to Ernst & Young in the Proxy Statement and to the incorporation by reference of certain financial statements in the Proxy Statement and in certain registration statements filed by Liberty with the SEC.



INDEX TO EXHIBITS


EXHIBIT 11 Consolidated Earnings Per Share Computation (included in Note 7 of Notes to Consolidated and Condensed Financial Statements)

EXHIBIT 27  Financial Data Schedule (Electronic Filing Only)

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






THE LIBERTY CORPORATION                                  Date:  November 9, 2000
-----------------------
(Registrant)




/s/ G. Neil Smith
-----------------
G. Neil Smith
Principal Financial Officer




/s/ Martha G. Williams
----------------------
Martha G. Williams
Vice President, General Counsel and Secretary