Form 10-K405
period 2000-12-31
LIBERTY CORP
filed 2001-03-28
CIK 59229

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2000
                                 -----------------
         or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                    to
                                       ------------------    ------------------

Commission File Number  1-5846
                       --------

                             THE LIBERTY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           South Carolina                                   57-0507055
-----------------------------------------         ------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

      Post Office Box 502, Wade Hampton Boulevard, Greenville, S. C. 29602
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (864) 609-8256
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                   Name of Each Exchange on Which
                            Title of Each Class                                              Registered
----------------------------------------------------------------------------      ----------------------------------
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2001:

                      Common Stock, No Par Value               $491,526,040
                      --------------------------               ------------

     The number of shares outstanding of each of Registrant's classes of common stock as of March 15, 2001:

                      Common Stock, No Par Value                 19,734,662
                      --------------------------                 ----------

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 2000 are incorporated into Part II, Items 5, 6, 7, and 8 by reference.

    Portions of The Liberty Corporation Proxy Statement for the Annual Meeting of Shareholders on May 8, 2001 are incorporated into Part III, Items 10, 11, 12, and 13 by reference.

    This report is comprised of pages 1 through 42. The exhibit index is on page 17.

                                     PART I

ITEM 1.       BUSINESS

GENERAL

     The Registrant, The Liberty Corporation ("Liberty" or "the Company") is a holding company with operations primarily in the television broadcasting industry. The Company's television broadcasting subsidiary, Cosmos Broadcasting, consists of fifteen network-affiliated stations located in the Southeast and Midwest, a cable advertising company, a video production company and a professional broadcast equipment dealership. Eight of the Company's television stations are affiliated with NBC, five with ABC, and two with CBS. The Company's principal executive offices are in Greenville, South Carolina.

     Prior to September 29, 2000 the Company was also engaged in the insurance industry. On September 29, 2000 the Company's shareholders approved the sale of the Company's insurance operations to the Royal Bank of Canada for $648 million. The sale closed on November 1, 2000. Accordingly, these entities have been treated as discontinued operations in the accompanying financial statements.

     Additional information concerning Liberty's subsidiaries and divisions is included in "Management's Discussion and Analysis" in the Company's 2000 Annual Report to Shareholders, which is incorporated herein by reference.

RECENT DEVELOPMENTS

     On February 29, 2000 the Company completed the acquisition of KCBD, the NBC affiliate in Lubbock, TX in a cash transaction for $59.8 million. This purchase was funded using proceeds from the Company's credit facility.

     On June 19, 2000, the Company entered into a purchase agreement with Royal Bank of Canada ("RBC"), a Canadian-chartered bank, pursuant to which RBC was to acquire from the Company all of the issued and outstanding shares of capital stock of the companies comprising its insurance operations, for a total of approximately $648 million, consisting of a dividend from Liberty Life Insurance Company of up to $70.0 million and the balance in cash from Royal Bank of Canada. On September 29, 2000 the Company's shareholders approved the purchase agreement, and on November 1, 2000 the Company completed the sale to RBC. Accordingly, these entities have been treated as discontinued operations in the financial statements filed as Exhibit 13 of this report.

     On November 1, 2000, using proceeds from the sale of its insurance operations, the Company repaid its revolving credit facility in full.

     On December 1, 2000 the Company, completed its acquisition of Civic Communications. The agreed upon purchase price for all of the outstanding common stock of Civic Communications was $204 million. The Company used proceeds from the sale of its insurance operations to fund the transaction. Civic Communications owned and operated WLBT-TV, the NBC affiliate in Jackson, MS, KLTV-TV, the ABC affiliate in Tyler, TX, and KTRE-TV, the satellite affiliate of KLTV in Lufkin, TX.

     On August 25, 2000 the Company completed the redemption of all of the outstanding shares of its Series 1995-A Cumulative Convertible Preferred Stock. Shares were called for redemption at $35.00 per share plus accrued dividends for the period from July 1, 2000 through the Series 1995-A redemption date (September 5, 2000). Prior to the redemption date, all shares of the 1995-A Series were converted into common stock.

TELEVISION BROADCASTING AND RELATED OPERATIONS

     The following table shows data on the stations owned by us as of December 31, 2000:

----------------------------------------------------------------------------------------------------------------------
                                                                    NETWORK              PERCENTAGE
                                                                    CONTRACT               OF U.S.
                                      MARKET            NETWORK    EXPIRATION  STATION   TELEVISION    DATE    DATE
         MARKET           STATION     RANK(1)  CHANNEL AFFILIATION    (2)      RANK(3)  HOUSEHOLDS(4) FORMED  ACQUIRED
----------------------------------------------------------------------------------------------------------------------
     Louisville, KY       WAVE-TV         48       3       NBC        2004         2       0.58%      1948     1981
     Toledo, OH           WTOL-TV         67      11       CBS        2003         1       0.41       1958     1965
     Columbia, SC         WIS-TV          86      10       NBC        2004         1       0.32       1953     1953
     Jackson, MS          WLBT-TV         89       3       NBC        2001         1       0.30       1953     2000
     Evansville, IN       WFIE-TV         98      14       NBC        2004         1       0.28       1953     1981
     Harlingen, TX        KGBT-TV        102       4       CBS        2003         3       0.25       1955     1998
     Tyler, TX            KLTV-TV        108       7       ABC        2002         1       0.24       1954     2000
     Lufkin, TX
     (satellite of KLTV)  KTRE-TV        108       9       ABC        2002         1       0.24       1955     2000
     Montgomery, AL       WSFA-TV        117      12       NBC        2004         1       0.23       1959     1959
     Lubbock, TX          KCBD-TV        146      11       NBC        2006         1       0.15       1953     2000
     Albany, GA           WALB-TV        149      10       NBC        2002         1       0.14       1954     1998
     Wilmington, NC       WWAY-TV        151       3       ABC        2005         2       0.14       1964     1998
     Biloxi, MS           WLOX-TV        158      13       ABC        2004         1       0.12       1962     1995
     Lake Charles, LA     KPLC-TV        173       7       NBC        2004         1       0.08       1954     1986
     Jonesboro, AK        KAIT-TV        178       8       ABC        2004         1       0.08       1963     1986

(1) Market rank is based on the relative size of the designated market areas among the 210 generally recognized designated market areas in the U.S., based on Nielsen estimates for the 1999-2000 season.

(2) Contracts may be subject to renewal provisions that effectively extend the expiration date.

(3) Station rank in its market area based on Nielsen November 2000 ratings (from sign-on to sign-off).

(4)  Based on Nielsen estimates for the 1999-2000 season.

     The Company currently owns and operates fifteen network-affiliated television stations in the Southeast and Midwest, fourteen of which were ranked No. 1 or No. 2 in their markets by the November 2000 Nielsen ratings from sign-on to sign-off. Eight of its stations are affiliated with NBC, five with ABC, and two with CBS. The fifteen stations cover approximately 3.30% of U.S. households.

     All of the Company's stations are located in geographically diverse and growing markets. Fourteen of the fifteen stations are located in university centers. Many of the stations are also located in markets that are home to a mixture of large manufacturing plants, state capitals, transportation hubs and United States military bases.

     The fifteen stations operate in designated market areas ranked 48 to 179. None of the TV markets represented more than 15% of the revenues or 14% of broadcast cash flow for the fiscal year ending December 31, 2000. The Company believes that it generates one of the best broadcast cash flow per households covered ratios of any broadcast group in the industry. It also believes that thirteen of the fifteen stations generate substantially greater broadcast cash flow and earnings than the average station of comparable market size.

      The Company also operates a cable advertising company, CableVantage Inc., through which it represents seventeen independent cable operators that, in combination, reach nearly one half million subscribers.

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

     Each network has the right to terminate its affiliation agreement in the event of a material breach of such agreement by a station and in certain other circumstances. The Company is currently negotiating its network affiliation contracts. At this time it is not known what the exact outcome of these negotiations will be, however the Company does expect a reduction, to be implemented over a period of years, in the amount of network compensation that it is to receive from NBC. In 1998 the Company signed an agreement whereby the compensation that it was to receive for its two CBS stations was to be reduced over a four-year period. The Company is in the third year of this agreement.

SOURCES OF TELEVISION OPERATING REVENUES.

The following table shows the approximate percentage of Cosmos' gross television station revenues by source for the three years ended December 31, 2000:

------------------------------------------------------------------------
                                             2000     1999      1998

Local and regional advertising                56%      57%       55%
National spot advertising                     29       31        28
Network compensation                           5        7         7
Political advertising                          8        3         8
Other                                          2        2         2
------------------------------------------------------------------------

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

     A television station's rates are primarily determined by the estimated number of television homes it can provide for an advertiser's message. The estimates of the total number of television homes in a market and of the station's share of those homes is based on the Nielsen industry-wide television rating service. The demographic make-up of the viewing audience is equally important to advertisers. A station's rate card for national and local advertisers takes into account, in addition to audience delivered, such variables as the length of the commercial announcements and the quantity purchased. Because television stations rely on advertising revenues, they are sensitive to cyclical changes in the national and local economy. The size of advertisers' budgets, which are affected by broad economic trends, affect the broadcast industry in general. The strength of the local economy in each station's market also significantly impacts revenues. The advertising revenues of the stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenues in even-numbered years can benefit from demand for advertising time in Olympic broadcasts and advertising placed by candidates for political offices. A station's local market strength, especially in local news ratings, is the primary factor that buyers use when placing political advertising. From time to time, proposals have been advanced in Congress to require television broadcast stations to provide some advertising time to political candidates at no charge, which would potentially reduce advertising revenues from political candidates.

     The Company also has ancillary operations in cable advertising sales and video production. Revenues from these operations amount to $12.5 million, $10.0 million and $7.5 million for calendar years 2000, 1999 and 1998, respectively. The cable advertising sales are generated by CableVantage Inc., a marketing company designed to assist local cable operators in the sale of commercial time available in cable network programs. CableVantage was formed in 1994 to create business opportunities with cable operators and build revenues from programs and services specifically produced for cable.

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

MANDATED CONVERSION TO DIGITAL TECHNOLOGY

     In accordance with FCC regulations, all station affiliates of ABC, CBS and NBC in the top ten designated market areas were required to transmit a digital signal by May 1, 1999. Affiliates of those networks in designated market areas ranked eleven through thirty were required to transmit a digital signal by November 1, 1999. All remaining commercial broadcasters will be required to transmit a digital signal by May 1, 2002. However, Congress has approved two six-month extensions if a station is able to show "cause", effectively postponing the deadline to May 1, 2003. The Company is not actively seeking to be the first in its markets to offer digital television, but rather the Company intends to benefit from the learning of early adapters and to take advantage of lower equipment costs later in the process. It intends to choose the digital technology format that best combines quality for consumers with feasible business applications.

          As it develops the digital technology, given its dominant presence in its markets, the Company believes it will be attractively positioned as a potential partner for new digital or data stream businesses that wish to develop in its markets. The Company has thus far invested $1.0 million in preparation for the transition to digital television, and estimates that an additional $25 to $35 million may be required over the next two to three years for towers, antenna systems, transmitters, and transmitter buildings. This investment will establish basic digital television pass through at our fifteen stations, including simulcasting existing analog programming. It is anticipated that an additional $13 million above normal recurring capital expenditures will be spent over the next five years to enable the existing fifteen stations to convert their news gathering, news production, and other programming equipment to full digital.

FEDERAL REGULATION OF BROADCASTING

     The following is a brief discussion of certain provisions of the Communications Act of 1934, as amended (the "Communications Act"), and of FCC regulations and policies that affect the business operations of the Company. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC, on which this discussion is based, for further information concerning the nature and extent of FCC regulation of television broadcasting stations.

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

     Because of these multiple and cross-ownership rules, a purchaser of the common stock who acquires an attributable interest in the Company may violate the FCC's rules if that purchaser also has an attributable interest in other television or radio stations, or in daily newspapers or cable systems, depending on the number and location of those radio or television stations or daily newspapers or cable systems. Such a purchaser also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If an attributable stockholder of the Company violates any of these ownership rules or if a proposed acquisition by the Company would cause such a violation, the Company may be unable to obtain from the FCC one or more authorizations needed to conduct its television station business and may be unable to obtain FCC consents for certain future acquisitions.

     ALIEN OWNERSHIP. Under the Communications Act, broadcast licenses may not be granted to or held by any corporation having more than one-fifth of its capital stock owned of record or voted by non-U.S. citizens (including a non-U.S. corporation), foreign governments or their representatives (collectively, "Aliens") or having an Alien as an officer or director. The Communications Act also prohibits a corporation, without an FCC public interest finding, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation, any officer of which is an Alien, or more than one-fourth of the directors of which are Aliens, or more than one-fourth of the capital stock of which is owned of record or voted by Aliens, unless the FCC finds that such ownership would be in the public interest. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including general and limited partnerships. As a result of these provisions, since the Company serves as a holding company for the various television station licensee subsidiaries, it cannot have more than 25% of the capital stock owned of record or voted by Aliens, cannot have an officer who is an Alien, and cannot have more than one fourth of its Board of Directors consisting of Aliens.

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

     Cable operators are not currently required to carry both a station's analog and digital signal at the same time. However, it is anticipated that the Company will be able to negotiate the retransmission of both its analog and digital signals with the cable television systems in its markets.

ADVANCED TELEVISION TECHNOLOGY

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

OTHER BUSINESS

     In addition to the operating subsidiaries, the Company has other minor organizations. These include the Company's administrative staff, a property development & management company and transportation operations.

INDUSTRY SEGMENT DATA

     Information concerning the Company's industry segments is contained in the Notes to the Consolidated Financial Statements beginning on pages 21-22 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 37 of this report and is incorporated in this Item 1 by reference.

EMPLOYEES

      At December 31, 2000 the Company had approximately 1,500 employees.

EXECUTIVE OFFICERS

    The following is a list of the Executive Officers of the Registrant indicating their age and certain biographical data.

W. HAYNE HIPP, Age 61
   Chairman of the Board of Liberty since May, 1995 Chairman of the Board of Cosmos since May, 1995
   President and Chief Executive Officer of Liberty since September, 1981

HOWARD L. SCHROTT, Age 46
   Chief Financial Officer of Liberty since January, 2001
   Chief Financial Officer of Wink Communications Inc., a provider of complete end-to-end systems for low-cost electronic commerce on television, from May, 1999 to December, 2000
   Chief Financial Officer of Emmis Communications Corporation, a diversified media company, from 1991, to May, 1999

JAMES M. KEELOR, Age 58
   President of Cosmos since February, 1992
   Vice President, Operations, of Cosmos from December, 1989 to February, 1992

MARTHA G. WILLIAMS, Age 58
   Vice President, General Counsel & Secretary of Liberty since January, 1982 Secretary and Counsel of Cosmos since February, 1982

ITEM 2.       PROPERTIES

     The main office of the Company is located at 2000 Wade Hampton Blvd, Greenville, SC. The Company is currently leasing this space from Liberty Life, its former subsidiary, through a lease agreement entered into at the time of the sale of the Company's insurance operations to the Royal Bank of Canada. The Company has entered into a lease agreement for similar office space in a commercial building in Greenville, SC. It is anticipated that the Company will move to this new office space during 2001.

     The Company owns its television broadcast studios, office buildings and transmitter sites in Columbia, SC; Montgomery, AL; Toledo, OH; Louisville, KY; Evansville, IN; Jonesboro, AR; Lake Charles, LA; Biloxi, MS; Albany, GA; Harlingen; TX, Lubbock TX, Wilmington, NC; Jackson MS; Tyler, TX; and Lufkin, TX.

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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY STOCKHOLDER MATTERS

     Information concerning the market for the Company's Common Stock and related stockholder matters is contained on the inside back cover of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 18 of this report and is incorporated in this Item 5 by reference.


ITEM 6.       SELECTED FINANCIAL DATA

     Selected Financial Data for the Company is contained on page 24 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 19 of this report and is incorporated in this Item 6 by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is contained on pages 25-29 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 20-23 of this report and is incorporated in this Item 7 by reference.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information related to quantitative and qualitative disclosures about market risk is contained on page 29 of The Liberty Corporation Annual Report to Shareholders and is included in Exhibit 13 on page 23 of this report and is incorporated in this Item 7A by reference.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

     The Company's Consolidated Financial Statements and Report of Independent Auditors are contained on pages 7-23 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 24-39 of this report and are incorporated in this Item 8 by reference. Quarterly Results of Operations are contained on page 19 of The Liberty Corporation Annual Report to Shareholders and is included in Exhibit 13 on page 35 of this report and are incorporated in this Item 8 by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Company is contained in The Liberty Corporation Proxy Statement for the May 8, 2001 Annual Meeting of Shareholders and is incorporated in this Item 10 by reference.

     Information concerning Executive Officers of the Company is submitted in a separate section of this report in Part I, Item 1 on page 9 and is incorporated in this Item 10 by reference.


ITEM 11.      EXECUTIVE COMPENSATION

     Information concerning Executive Compensation and transactions is contained in The Liberty Corporation Proxy Statement for the May 8, 2001 Annual Meeting of Shareholders and is incorporated in this Item 11 by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning Security Ownership of Certain Beneficial Owners and Management is contained in The Liberty Corporation Proxy Statement for the May 8, 2001 Annual Meeting of Shareholders and is incorporated in this Item 12 by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning Certain Relationships and Related Transactions is contained in The Liberty Corporation Proxy Statement for the May 8, 2001 Annual Meeting of Shareholders and is incorporated in this Item 13 by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      (1) AND (2).   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                        SCHEDULES

     The following consolidated financial statements of The Liberty Corporation and Subsidiaries are included in the Company's Annual Report to Shareholders for the year ended December 31, 2000, filed as Exhibit 13 to this report and incorporated in Item 8 by reference:

         Consolidated Balance Sheets - December 31, 2000 and 1999
         Consolidated Statements of Income - For the three years ended December 31, 2000
         Consolidated Statements of Shareholders' Equity - For the three years ended December 31, 2000
         Consolidated Statements of Cash Flows - For the three years ended December 31, 2000
         Notes to Consolidated Financial Statements - December 31, 2000
         Report of Independent Auditors

     The following consolidated financial statement schedules of The Liberty Corporation and Subsidiaries are included in Item 14(d):

           II -   Valuation and Qualifying Accounts and Reserves

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

       4.2 See the Form of Rights Agreement dated as of August 7, 1990 between The Liberty Corporation and The Bank of New York, as Rights Agent, which includes as Exhibit B thereto the form of Right Certificate (filed as Exhibits 1 and 2 to the Registrant's Form 8-A, dated August 10, 1990, and incorporated herein by reference) with respect to the Rights to purchase Series A Participating Cumulative Preferred Stock, and the Registrant's Form 8-A, dated October 12, 2000 amending the Form of Rights Agreement to, among other things, extend the expiration date to August 7, 2010, also incorporated herein by reference.

       4.3 See Credit Agreement dated May 1, 1998 (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 1998 and incorporated herein by reference).

       10.1   See Credit Agreement dated May 1, 1998 (filed as Exhibit 4.3).

       10.2 The Liberty Corporation Performance Incentive Compensation Program, as amended and restated on February 1, 2000, filed as
              Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

       11. The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation (incorporated herein by reference to Note 13 of the "Notes to Consolidated Financial Statements" on page 20 of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 2000) filed on page 36 of this report.

       13. Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 2000: Market for the Registrant's Common Stock and Related Security Stockholder Matters Selected Financial Data Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk Financial Statements and Supplementary Information:
                Consolidated Balance Sheets - December 31, 2000 and 1999 Consolidated Statements of Income - For the three years ended December 31, 2000 Consolidated Statements of Shareholders' Equity - For the three years ended December 31, 2000 Consolidated Statements of Cash Flows - For the three years ended December 31, 2000
              Notes to Consolidated Financial Statements - December 31, 2000 Report of Independent Auditors

       21.    The Liberty Corporation and Subsidiaries, List of Subsidiaries

       23.    Consent of Independent Auditors

       24. Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's 10-K filed for the years ended December 31, 1983, 1985, 1989, 1994, 1995, 1996, 1997 1998,
              1999 and 2000.


(b).          REPORTS ON FORM 8-K

              The Company filed a current report on Form 8-K dated November 1, 2000 with respect to the press release announcing it completing the sale of its wholly-owned insurance subsidiaries, Liberty Life Insurance Company, Liberty Insurance Services Corporation, The Liberty Marketing Corporation, LC Insurance Limited and Liberty Capital Advisors, Inc., to the Royal Bank of Canada.

              The Company filed a current report on Form 8-K dated November 7, 2000 with respect to the press release announcing its third quarter 2000 operating results.

              The Company filed a current report on Form 8-K dated November 7, 2000 with respect to The Liberty Corp. declaring a regular quarterly dividend of 22 cents per share on its common stock, payable on January 3, 2001 to shareholders of record on December 15, 2000.

              The Company filed a current report on Form 8-K dated November 14, 2000 with respect to the sale of its wholly-owned insurance subsidiaries to the Royal Bank of Canada, and the accompanying pro forma financial statements.

              The Company filed a current report on Form 8-K dated December 4, 2000 with respect to the press release announcing the completion of its acquisition of Civic Communications for $204 million.

              The Company filed a current report on Form 8-K dated December 15, 2000 with respect to the announcement of the appointment of Howard
              L. Schrott to the position of Chief Financial Officer.

              The Company filed a current report on Form 8-K dated December 18, 2000 with respect to the completion of its acquisition of Civic Communications for $204 million. The following financial statements were filed in connection with that current report on Form 8-K:

                     (1) Civic Communications Corporation II Consolidated
                            Financial Statements For the Year Ended December 31, 1999 And Report of Independent Auditors.

                     (2) Unaudited Condensed Consolidated Financial Statements
                            of Civic Communications Corporation II for the Nine Months Ended September 30, 2000.


(c).          EXHIBITS FILED WITH THIS REPORT


       11. The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation (incorporated herein by reference to Note 13 of the "Notes to Consolidated Financial Statements" on page 20 of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 2000) filed on page 36 of this report.

       13. Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 2000: Market for the Registrant's Common Stock and Related Security Stockholder Matters Selected Financial Data Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk Financial Statements and Supplementary Information:
                Consolidated Balance Sheets - December 31, 2000 and 1999 Consolidated Statements of Income - For the three years ended December 31, 2000 Consolidated Statements of Shareholders' Equity - For the three years ended December 31, 2000 Consolidated Statements of Cash Flows - For the three years ended December 31, 2000 Notes to Consolidated Financial Statements - December 31, 2000 Report of Independent Auditors

       21.    The Liberty Corporation and Subsidiaries, List of Subsidiaries

       23.    Consent of Independent Auditors

       24. Power of Attorney for signature of Frank E. Melton, member of the Board of Directors, in Registrant's 10-K filed for the year ended December 31, 2000.


(d).     CONSOLIDATED FINANCIAL STATEMENT SCHEDULES FILED WITH THIS REPORT


              II- Valuation and Qualifying Accounts and Reserves - For the Three Years Ended December 31, 2000

                                                                     Schedule II

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                                   (In 000's)

                                                        Additions
                                                ------------------------
                                 Balance at     Charged to    Charged to                     Balance at
                                 Beginning       Costs and      Other                            End
Deducted From Asset Accounts     of Period       Expenses      Accounts      Deductions       of Period
----------------------------     ----------     ----------    ----------     ----------      ----------

Year Ended December 31, 2000

Accounts receivable -
    reserve for bad debts           $1,319        $1,255        $   --        $  356(a)        $2,218
                                    ------        ------        ------        ---------        ------

Year Ended December 31, 1999

Accounts receivable -
    reserve for bad debts           $1,163        $  573        $   --        $  417(a)        $1,319
                                    ------        ------        ------        ---------        ------


Year Ended December 31, 1998
                                                                                 444(a)
Accounts receivable -                                                              2(b)
    reserve for bad debts           $1,441        $  837        $   10        $  679(c)        $1,163
                                    ------        ------        ------        ---------        ------

Notes:
(a)   Uncollectible accounts written off, net of recoveries.
(b)   Reversal of reserves no longer required
(c)   Sale of subsidiary

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, as of the 26th day of March, 2001.

THE LIBERTY CORPORATION                      By:   /s/  Hayne Hipp
-----------------------                           ------------------------------
      Registrant                                  Hayne Hipp
                                                  President and Chief
                                                  Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 26th day of March, 2001.


By:    /s/ Howard L. Schrott                 *By:     /s/ John H. Mullin III
       ----------------------                         ----------------------
       Howard L. Schrott                              John H. Mullin III
       Chief Financial Officer                        Director

*By:   /s/ Edward E. Crutchfield             *By:     /s/ Benjamin F. Payton
       -------------------------                      ----------------------
       Edward E. Crutchfield                          Benjamin F. Payton
       Director                                       Director

*By:   /s/ John R. Farmer                    *By:     /s/ J. Thurston Roach
       ------------------                             ---------------------
       John R. Farmer                                 J. Thurston Roach
       Director                                       Director

 By:   /s/ Hayne Hipp                        *By:     /s/ Eugene E. Stone, IV
       --------------                                 -----------------------
       Hayne Hipp                                     Eugene E. Stone, IV
       Director                                       Director

*By:   /s/ W. W. Johnson                     *By:     /s/ William B. Timmerman
       -----------------                              ------------------------
       W. W. Johnson                                  William B. Timmerman
       Director                                       Director

*By:   /s/ William O. McCoy                  *By:     /s/ Martha G. Williams
       --------------------                           ----------------------
       William O. McCoy                               *Martha G. Williams, as
       Director                                       Special Attorney in Fact

*By:   /s/ Frank E. Melton
       -------------------
       Frank E. Melton
       Director

                           Annual Report on Form 10-K
                             The Liberty Corporation
                                December 31, 2000



                                Index to Exhibits

                                                                                          PAGE
     EXHIBITS                                                                            NUMBER

11.  The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share
          Computation (incorporated herein by reference to Note 13 of the "Notes to
          Consolidated Financial Statements" on page 20 of The Liberty Corporation
          Annual Report to Shareholders for the year ended December 31, 2000).               36

13.  Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 2000:

     Market for the Registrant's Common Stock and Related Security Stockholder Matters       18
     Selected Financial Data                                                                 19
     Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                      20-23
     Quantitative and Qualitative Disclosures About Market Risk                              23
     Financial Statements and Supplementary Information:
       Consolidated Balance Sheets - December 31, 2000 and 1999                              24
       Consolidated Statements of Income - For the three years ended December 31, 2000       25
       Consolidated Shareholders' Equity - For the three years ended December 31, 2000       26
       Consolidated Statements of Cash Flows - For the three years ended December 31,        27
          2000
       Notes to Consolidated Financial Statements - December 31, 2000                     28-38
       Report of Independent Auditors                                                        39

21.  The Liberty Corporation and Subsidiaries, List of Significant Subsidiaries              40

23.  Consent of Independent Auditors                                                         41