Form 10-Q
period 2001-03-31
LIBERTY CORP
filed 2001-05-11
CIK 59229

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001
                                        --------------

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                                  Number of shares Outstanding
Title of each class                                  as of March  31, 2001
-------------------                               ----------------------------

Common Stock                                               19,739,662

                                 PART I, ITEM 1
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED AND CONDENSED BALANCE SHEETS


(In 000's)
                                                                                   MARCH 31,             December 31,
                                                                                      2001                   2000
                                                                               -------------------     -----------------
ASSETS                                                                            (Unaudited)

Current assets:
  Cash and cash equivalents                                                    $         20,209        $        149,003
  Receivables (net of allowance for doubtful accounts)                                   34,564                  40,561
  Program rights                                                                          3,761                   5,561
  Prepaid and other current assets                                                        3,409                  46,194
  Deferred income taxes                                                                  12,478                  15,109
                                                                               -------------------     -----------------
     Total  current assets                                                               74,421                 256,428

Property plant and equipment
  Land                                                                                    5,494                   5,494
  Buildings and improvements                                                             34,030                  33,152
  Furniture and equipment                                                               150,608                 149,784
  Less: Accumulated depreciation                                                       (102,789)                (99,389)
                                                                               -------------------     -----------------
                                                                                         87,343                  89,041

Intangibles (net of accumulated amortization)                                           498,669                 501,693
Investments and other assets                                                             46,501                  48,845
                                                                               -------------------     -----------------
       Total assets                                                            $        706,934        $        896,007
                                                                               ===================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                        $         17,943        $         68,517
  Program contract obligations                                                            3,726                   5,578
  Accrued income taxes                                                                    2,591                 138,297
                                                                               -------------------     -----------------
     Total current liabilities                                                           24,260                 212,392

Deferred income taxes                                                                    91,279                  92,797
Other liabilities                                                                         8,388                   9,825
                                                                               -------------------     -----------------
Total liabilities                                                                       123,927                 315,014
                                                                               -------------------     -----------------

Shareholders' equity
 Common stock                                                                           105,811                  99,033
 Unearned stock compensation                                                             (4,370)                     --
 Retained earnings                                                                      481,249                 481,270
 Accumulated other comprehensive income (loss)                                              317                     690
                                                                               -------------------     -----------------
     Total shareholders' equity                                                         583,007                 580,993
                                                                               -------------------     -----------------
       Total liabilities and shareholders' equity                              $        706,934        $        896,007
                                                                               ===================     =================

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS


                                                                       Three Months ended
                                                                           March 31,
                                                                  -----------------------------
(In 000's, except per share data)                                     2001            2000
                                                                  -------------    ------------
                                                                          (Unaudited)

REVENUES
 Station revenues (net of commissions)                            $    39,510      $    33,996
 Cable advertising (net of commissions) and other revenues              2,655            2,963
                                                                  -------------    ------------
   NET REVENUES                                                        42,165           36,959

EXPENSES
Operating expenses                                                     25,775           21,867
Amortization of program rights                                          1,960            1,522
Depreciation and amortization of intangibles                            7,852            4,659
Corporate, general, and administrative expenses                         2,882            2,687
                                                                  -------------    ------------
   TOTAL OPERATING EXPENSES                                            38,469           30,735

       OPERATING INCOME                                                 3,696            6,224

Net investment income                                                   3,228           10,732
Interest expense                                                           --            3,495
                                                                  -------------    ------------
       INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES            6,924           13,461

Provision for income taxes                                              2,631            5,574
                                                                  -------------    ------------
       INCOME FROM CONTINUING OPERATIONS                                4,293            7,887

Income from discontinued operations (net of taxes)                         --            7,510
                                                                  -------------    ------------

      NET INCOME                                                  $     4,293      $    15,397
                                                                  =============    ============


EARNINGS PER SHARE:
Basic earnings per common share from continuing operations              $0.22            $0.40
Basic earnings per common share from discontinued operations              --              0.39
                                                                  -------------    ------------
Basic earnings per common share                                         $0.22            $0.79

Diluted earnings per common share from continuing operations            $0.22            $0.40
Diluted earnings per common share from discontinued operations            --              0.38
                                                                  -------------    ------------
Diluted earnings per common share                                       $0.22            $0.78


Dividends Per Common Share                                              $0.22            $0.22

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         Three Months Ended March 31,
                                                                                   -----------------------------------------
(In 000's)                                                                                2001                  2000
                                                                                   -----------------------------------------
                                                                                                  (Unaudited)
OPERATING ACTIVITIES
Income from continuing operations                                                  $          4,293       $       7,887
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Loss (Gain) on sale of operating assets                                                     78                  --
     Realized investment (gains) losses                                                         371              (8,541)
     Depreciation                                                                             4,178               2,920
     Amortization of intangibles                                                              3,674               1,739
     Amortization of program rights                                                           1,960               1,522
     Cash paid for program rights                                                            (1,952)             (1,377)
     Provision for deferred income taxes                                                      1,113                 323
Changes in operating assets and liabilities:
     Receivables                                                                              5,997               3,097
     Other assets                                                                            44,921              10,398
     Accounts payable and accrued expenses                                                  (50,574)             (1,914)
     Accrued taxes                                                                         (135,706)              2,960
     Other liabilities                                                                       (1,437)             (9,194)
     All other operating activities, net                                                       (736)                527
     Net cash (used in) provided by operating activities of discontinued operations              --              (1,135)
                                                                                   -------------------    ------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        (123,820)              9,212

INVESTMENT ACTIVITIES
Purchase of property and equipment                                                           (2,542)             (2,738)
Net cash paid for purchase of television stations                                                --             (59,782)
Investment securities sold                                                                       --              11,231
Investment securities acquired                                                                   --                (476)
Proceeds from sale of investment properties                                                     164               1,750
Other (net)                                                                                    (615)                 --
Net cash provided by (used in) investing activities of discontinued operations                   --               1,264
                                                                                   -------------------    ------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                          (2,993)            (48,751)

FINANCING ACTIVITIES
Proceeds from borrowings                                                                         --             809,500
Principal payments on debt                                                                       --            (759,000)
Dividends paid                                                                               (4,314)             (4,448)
Stock issued for employee benefit and compensation programs                                   2,882                 145
Repurchase of common stock                                                                     (549)            (10,428)
Net cash provided by financing activities of discontinued operations                             --               8,016
                                                                                   -------------------    ------------------
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES                                           (1,981)             43,785

(DECREASE) INCREASE  IN CASH                                                               (128,794)              4,246
Cash at beginning of period                                                                 149,003              11,892
                                                                                   -------------------    ------------------
CASH AT END OF PERIOD                                                              $         20,209       $      16,138
                                                                                   ===================    ==================

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated and condensed financial statements of The Liberty Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included is not necessarily indicative of the annual results that may be expected for the year ended December 31, 2001, but it does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The December 31, 2000 financial information was derived from the Company's previously filed 2000 Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in The Liberty Corporation annual report on Form 10-K for the year ended December 31, 2000.

      Prior to September 29, 2000 the Company was engaged in the insurance industry. On September 29, 2000 the Company's shareholders approved the sale of the Company's insurance operations to the Royal Bank of Canada for $648 million. The sale closed on November 1, 2000. Accordingly, these entities have been treated as discontinued operations in the accompanying financial statements (see Note 5 below).

2.    STATION ACQUISITIONS

      On February 29, 2000 the Company completed the acquisition of KCBD, the NBC affiliate in Lubbock, TX in a cash transaction for $59.8 million. The transaction was accounted for as a purchase, and accordingly, its results of operations are included in the accompanying financial statements since the date of acquisition. This purchase was funded using proceeds from the Company's credit facility.

      On December 1, 2000, the Company completed its acquisition of Civic Communications. The agreed upon purchase price for all of the outstanding common stock of Civic Communications was $204 million. At the time of the closing, the Company agreed to pay a portion of the purchase price at a future date. During the first quarter of 2001 the Company remitted this unpaid purchase price to the Civic Communications stockholders. The Company used proceeds from the sale of its insurance operations to fund the transaction. Civic Communications owned and operated WLBT-TV, the NBC affiliate in Jackson, MS, KLTV-TV, the ABC affiliate in Tyler, TX, and KTRE-TV, the satellite affiliate of KLTV in Lufkin, TX.

                                             Notes to Consolidated and Condensed
                                               Financial Statements -- continued


3.    REDEMPTION OF 1995-A SERIES PREFERRED STOCK

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

4.    COMPREHENSIVE INCOME

      The components of comprehensive income, net of related income taxes, for the three-month periods ended March 31, 2001 and 2000, respectively, are as follows:


                                                       THREE MONTHS ENDED
         (In 000's)                                         MARCH 31,
                                                     ------------------------
                                                         2001      2000
                                                     ------------- ----------

         Net Income                                      $4,293    $ 15,397
         Unrealized gains / (losses) on securities         (373)       (667)
                                                     ------------- ----------
         Comprehensive income (loss)                     $3,920    $ 14,730
                                                     ============= ==========


5.    DISCONTINUED OPERATIONS

      On June 19, 2000, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Royal Bank of Canada ("RBC"), a Canadian-chartered bank, pursuant to which RBC was to acquire from the Company all of the issued and outstanding shares of capital stock of Liberty Life Insurance Company, Liberty Insurance Services Corporation, The Liberty Marketing Corporation, LC Insurance Limited and Liberty Capital Advisors, Inc., for a total of approximately $648 million, consisting of a dividend from Liberty Life Insurance Company of up to $70 million and the balance in cash from Royal Bank of Canada. On September 29, 2000 the shareholders of the Company approved the purchase agreement described above. Accordingly, these entities have been treated as discontinued operations in the accompanying financial statements. The transaction closed on November 1, 2000 with Liberty receiving $567.6 million in net cash proceeds and approximately $16 million in non-cash assets.

                                             Notes to Consolidated and Condensed
                                               Financial Statements -- continued


      Summarized disclosure of the Company's discontinued operations is as follows:

                                                                  THREE
                                                                  MONTHS
                                                                  ENDED
                                                                 MARCH 31,
                                                                   2000
                                                              --------------

         Revenues                                             $    91,846
         Expenses                                                  81,921
                                                              --------------
         Income before taxes from discontinued operations           9,925
         Income taxes                                               2,415
                                                              --------------
         Income from discontinued operations                  $     7,510
                                                              ==============

6.    SEGMENT REPORTING

      The Company operates primarily in the television broadcasting and cable advertising businesses. The Company currently owns and operates fifteen television stations, located principally in the Southeast and Midwest. Each of the stations is affiliated with a major network, with eight NBC affiliates, five ABC affiliates, and two CBS affiliates. The Company evaluates segment performance based on operating income, excluding unusual or non-operating items.

      The following tables summarize financial information for continuing operations by segment for the three-month periods ended March 31, 2001 and 2000:

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       ---------------------------
                                                                          2001            2000
                                                                       ------------    -----------
         REVENUE
            Broadcasting                                               $    39,510     $ 33,996
            Cable advertising                                                2,214        2,485
            Corporate and other                                                441          478
                                                                       ------------    -----------
         TOTAL REVENUE                                                 $    42,165     $ 36,959
                                                                       ============    ===========

         INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
            Broadcasting                                               $     6,997     $  9,349
            Cable advertising                                                 (404)          94
            Corporate and other                                             (2,897)      (3,219)
                                                                       ------------    -----------
         TOTAL INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES   $     3,696     $  6,224
                                                                       ============    ===========

      There were no material changes in assets by segment from those disclosed in the Company's 2000 annual report, other than for the corporate and other segment. The corporate and other segment used its cash balances to pay approximately $135 million of income taxes during the first quarter of 2001. It also remitted the $43.2 million of unpaid purchase price (included in prepaid and other current assets on the December 31, 2000 balance sheet) that had been held in trust for the Civic Communications stockholders (see Note 2).

                                             Notes to Consolidated and Condensed
                                               Financial Statements -- continued


7.    EARNINGS PER SHARE

      The calculation of basic and diluted earnings per common share from continuing operations is as follows:

                                                                                 THREE MONTHS ENDED
        (In 000's except per share data)                                              MARCH 31,
                                                                            -----------------------------
                                                                               2001            2000
                                                                            -----------    --------------
                                                                                    (Unaudited)
         NUMERATOR - EARNINGS:

         Income from continuing operations                                  $    4,293     $    7,887
         Preferred dividends                                                        --           (185)
                                                                            -----------    --------------
         Numerator for basic earnings per common share from continuing
              operations                                                    $    4,293     $    7,702
         Effect of dilutive securities                                              --            185
                                                                            -----------    --------------
         Numerator for diluted earnings per common share from continuing
              operations                                                    $    4,293     $    7,887
                                                                            ===========    ==============

         DENOMINATOR - AVERAGE SHARES OUTSTANDING:

         Denominator for basic earnings per common share from continuing
              operations - weighted average shares                              19,572         19,210

         Effect of dilutive securities:
                 Preferred stock                                                    --            423
              Stock options                                                         55            138
                                                                            -----------    --------------
         Denominator for diluted earnings per common share from
              continuing operations                                             19,627         19,771
                                                                            ===========    ==============

         Basic earnings per common share from continuing operations              $0.22          $0.40
         Diluted earnings per common share from continuing operations            $0.22          $0.40


8.    CREDIT FACILITY

      On March 21, 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. At the end of the term of the facility any outstanding principal and interest will come due, unless the bank, in its sole discretion, otherwise extends the facility. No draws were made on this line of credit during the first quarter of 2001.


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

Prior to September 29, 2000 the Company was also engaged in the insurance industry. On September 29, 2000 the Company's shareholders approved the sale of the Company's insurance operations to the Royal Bank of Canada for $648 million. The sale closed on November 1, 2000. Accordingly, these entities have been treated as discontinued operations in the accompanying financial statements (see
Note 5 of the Consolidated and Condensed Financial Statements).


SIGNIFICANT TRANSACTIONS AFFECTING COMPARABILITY BETWEEN PERIODS

On February 29, 2000 the Company completed the acquisition of KCBD, the NBC affiliate in Lubbock, TX in a cash transaction for $59.8 million. The transaction was accounted for as a purchase, and accordingly, its results of operations are included in the accompanying financial statements since the date of acquisition. This purchase was funded using proceeds from the Company's credit facility.

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

On December 1, 2000, the Company completed its acquisition of Civic Communications. The agreed upon purchase price for all of the outstanding common stock of Civic Communications was $204 million. The Company used proceeds from the sale of its insurance operations to fund the transaction. Civic Communications owned and operated WLBT-TV, the NBC affiliate in Jackson, MS, KLTV-TV, the ABC affiliate in Tyler, TX, and KTRE-TV, the satellite affiliate of KLTV in Lufkin, TX.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net revenues were $42.2 million for the first quarter of 2001, an increase of $5.2 million over the $37.0 million reported for the first quarter of 2000. On a pro forma basis (as if the Company had held all of its current stations for the full twelve months of 2000) station net revenue was down 6%, primarily as a result of the absence of political spending in 2001 as it is an off year in the election cycle. Local and national revenue, again on a pro forma basis, were each down 3% due to a soft advertising market.

Operating expenses were $27.7 million for the first quarter of 2001, an increase of $4.3 million over the $23.4 million reported for the first quarter of 2000. The increase in operating expense is attributable to the Company's acquisition of four television stations during 2000. On a pro forma basis, operating expenses decreased 2%.

Depreciation and amortization expense was $7.9 million for the first quarter of 2001, an increase of $3.2 million over the $4.7 million reported for the first quarter of 2000. The increase in depreciation and amortization expense is attributable to the Company's station acquisitions completed during 2000.

Corporate, general, and administrative expenses were $2.9 million for the first quarter of 2001, an increase of $0.2 million over the $2.7 million reported for the first quarter of 2000.

Net investment income was $3.2 million for the first quarter of 2001, a decrease of $7.5 million from the $10.7 million reported for the first quarter of 2000. The majority of the investment income in the first quarter of 2001 related to interest earned on the Company's cash balances. The majority of the investment income in the first quarter of 2000 was due to realized gains in the Company's equity portfolio.

The Company incurred no interest expense during the first quarter of 2001 as it repaid its credit facility in full during the fourth quarter of 2000 using the proceeds from the sale of its insurance operations. The Company reported $3.5 million of interest expense during the first quarter of 2000.

CASH FLOW INFORMATION
                                    THREE MONTHS ENDED MARCH 31
                                   ------------------------------
                                      2001                2000
                                   ----------          ----------
Operating income                     $ 3,696             $ 6,224
One time charges(1)                       --                 204
                                   ----------          ----------
ADJUSTED OPERATING INCOME              3,696               6,428
Add:
Depreciation and amortization          7,852               4,659
Non-cash compensation                     76                 319
                                   ----------          ----------
OPERATING CASH FLOW                   11,624              11,406
Corporate cash expenses                2,805               2,370
                                   ----------          ----------
BROADCAST CASH FLOW                  $14,429             $13,776
                                   ==========          ==========

(1) Adjusted to exclude charges in 2000 related to the phase-out and winding up of the Company's direct mail operations

Broadcast cash flow was $14.4 million for the first quarter of 2001, compared with $13.8 million for the prior-year first quarter.

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

CAPITAL, FINANCING AND LIQUIDITY

The Company's short-term cash needs consist primarily of working capital requirements, and dividends to shareholders. Historically, Liberty's operations have provided sufficient liquidity for the operations of the Company.

The Company's primary long-term cash needs are the possible need for capital should the Company identify an appropriate acquisition opportunity, and the expenditures associated with implementing high definition television broadcast operations. While exact costs are not presently known, the additional capital expenditures required over the next several years to comply with the FCC high definition television implementation deadline are expected to be material.

On March 21, 2001, the Company executed a $100 million unsecured 364-day revolving credit facility with a bank. At the end of the term of the facility any outstanding principal and interest will come due, unless the bank, in its sole discretion, otherwise extends the facility. At March 31, 2001 the Company had no outstanding draws against this revolving credit facility.

The Company believes that its current level of cash, expected future cash flows from operations, and the credit facility are sufficient to meet the cash needs of its business. If suitable opportunities arise for additional acquisitions, the Company believes it can arrange for additional debt financing or use Common Stock or Preferred Stock as payment for all or part of the consideration for such acquisitions; or the it may seek additional funds in the equity or debt markets.

CASH FLOWS

The Company's net cash used in operating activities was $123.8 million for the first quarter of 2001 compared to cash provided by operating activities of $9.2 million for the same period of 2000. The decrease in cash provided by operating activities is attributable to the $135 million of taxes related to the sale of the Company's insurance operations that were remitted to taxing authorities during the first quarter of 2001. Excluding these payments, cash provided by operating activities was $11.2 million. The Company's net cash used in investing activities was $3.0 million for the first quarter of 2001, as compared to $48.8 million for the same period of 2000. The decrease in net cash used in investing activities is attributable to the acquisition of KCBD during the first quarter of 2000 with no corresponding acquisitions during the first quarter of 2001. Net cash used in financing activities for the first quarter of 2001 was $2.0 million compared to net cash provided by financing activities of $43.8 million for the first quarter of 2000. The decrease in net cash provided by financing activities is attributable to the acquisition of KCBD during the first quarter of 2000, which was financed with funds from the Company's credit facility, with no corresponding draws during the first quarter of 2001.

ACCOUNTING DEVELOPMENTS

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard was originally required to be adopted in years beginning after June 15, 1999 (which date was subsequently amended to January 1, 2001). The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's use of derivatives has historically been limited to fixing the cost of borrowings on a portion of the outstanding debt. The Company adopted the standard as of January 1, 2001. Currently the Company does not believe the effect of Statement 133 will be material to the earnings and financial position of the Company.

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

         NONE.


PART II, ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

      a. A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

      b. The Company filed a current report on Form 8-K dated February 6, 2001 with respect to the press release announcing its fourth quarter and year end 2000 operating results.

      c. The Company filed a current report on Form 8-K dated February 6, 2001 with respect to The Liberty Corp. declaring a regular quarterly dividend of 22 cents per share on its common stock, payable on April 3, 2001 to shareholders of record on March 15, 2001.




INDEX TO EXHIBITS



EXHIBIT 11 Consolidated Earnings Per Share Computation (included in Note 7 of Notes to Consolidated and Condensed Financial Statements)

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






THE LIBERTY CORPORATION                                   Date: May 11, 2001
-----------------------
(Registrant)




/s/ Howard L. Schrott
---------------------
Howard L. Schrott
Chief Financial Officer




/s/ Martha G. Williams
----------------------
Martha G. Williams
Vice President, General Counsel and Secretary