Form 10-Q
period 2001-06-30
LIBERTY CORP
filed 2001-08-09
CIK 59229

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2001
                                     -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ to _______________

                          Commission File Number 1-5846
                                                 ------

                             THE LIBERTY CORPORATION
             ------------------------------------------------------
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                                Number of shares Outstanding
              Title of each class                 as of June 30, 2001
              -------------------               ----------------------------

              Common Stock                               19,575,393

                                 PART I, ITEM 1
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED AND CONDENSED BALANCE SHEETS


(In 000's)                                                                          JUNE 30,             December 31,
                                                                                      2001                   2000
                                                                               -------------------     -----------------
ASSETS                                                                            (Unaudited)

Current assets:
  Cash and cash equivalents                                                    $         21,608        $        149,003
  Receivables (net of allowance for doubtful accounts)                                   38,371                  40,561
  Program rights                                                                          3,681                   5,561
  Prepaid and other current assets                                                        3,389                  46,194
  Deferred income taxes                                                                   8,656                  15,109
                                                                                                                256,428
                                                                               -------------------     -----------------
       Total current assets                                                              75,705                 256,428

Property Plant and Equipment
  Land                                                                                    5,494                   5,494
  Buildings and improvements                                                             34,164                  33,152
  Furniture and equipment                                                               154,331                 149,784
  Less: Accumulated depreciation                                                       (108,154)                (99,389)
                                                                               -------------------     -----------------
                                                                                         85,835                  89,041


Intangibles (net of accumulated amortization)                                           495,256                 501,693
Other assets                                                                             45,953                  48,845
                                                                               -------------------     -----------------
       Total assets                                                            $        702,749        $        896,007
                                                                               ===================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                        $         17,209        $         68,517
  Program contract obligations                                                            3,472                   5,578
  Accrued income taxes                                                                    2,468                 138,297
                                                                                                                212,392
                                                                               -------------------     -----------------
       Total current liabilities                                                         23,149                 212,392

Deferred income taxes                                                                    91,498                  92,797
Other liabilities                                                                         9,362                   9,825
                                                                               -------------------     -----------------
Total liabilities                                                                       124,009                 315,014
                                                                               -------------------     -----------------

Shareholders' Equity
 Common Stock                                                                            98,733                  99,033
 Unearned Stock Compensation                                                             (4,135)                     --
 Retained Earnings                                                                      484,194                 481,270
   Unrealized Investment Gains                                                              (52)                    690
                                                                               -------------------     -----------------
     Total Shareholders' Equity                                                         578,740                 580,993
                                                                               -------------------     -----------------
       Total Liabilities and Shareholders' Equity                              $        702,749        $        896,007
                                                                               ===================     =================

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS


                                                                       Three Months ended               Six Months Ended
                                                                            June 30,                         June 30,
                                                                  -----------------------------    ----------------------------
(In 000's, except per share data)                                     2001            2000            2001             2000
                                                                  -------------    ------------    -----------     ------------
                                                                                          (Unaudited)

REVENUES
 Station revenues (net of commissions)                            $    44,727      $    40,683     $  84,237       $    74,679
 Cable advertising and other revenues                                   3,227            3,342         5,882             6,305
                                                                  -------------    ------------    -----------     ------------
   NET REVENUES                                                        47,954           44,025        90,119            80,984

EXPENSES
Operating expenses                                                     26,098           23,112        51,873            44,979
Amortization of program rights                                          1,976            1,566         3,936             3,088
Depreciation and amortization of intangibles                            7,431            4,933        15,283             9,592
Corporate, general, and administrative expenses                         3,216            2,677         6,098             5,364
                                                                  -------------    ------------    -----------     ------------
   TOTAL OPERATING EXPENSES                                            38,721           32,288        77,190            63,023

       OPERATING INCOME                                                 9,233           11,737        12,929            17,961

Net investment income                                                   2,509              560         5,737            11,292
Interest expense                                                           --            4,896            --             8,391
                                                                  -------------    ------------    -----------     ------------
       INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES           11,742            7,401        18,666            20,862

Provision for income taxes                                              4,462            2,989         7,093             8,563
                                                                  -------------    ------------    -----------     ------------
       INCOME FROM CONTINUING OPERATIONS                                7,280            4,412        11,573            12,299

Income from discontinued operations (net of taxes)                         --           10,978            --            18,488
                                                                  -------------    ------------    -----------     ------------

      NET INCOME                                                  $     7,280      $    15,390     $  11,573       $    30,787
                                                                  =============    ============    ===========     ============


EARNINGS PER SHARE:
Basic earnings per common share from continuing operations           $0.37               $0.22       $0.59               $0.62
Basic earnings per common share from discontinued operations           --                 0.57         --                 0.96
                                                                  -------------    ------------    -----------     ------------
Basic earnings per common share                                      $0.37               $0.79       $0.59               $1.58

Diluted earnings per common share from continuing operations         $0.37               $0.22       $0.59               $0.62
Diluted earnings per common share from discontinued operations         --                 0.56         --                 0.94
                                                                  -------------    ------------    -----------     ------------
Diluted earnings per common share                                    $0.37               $0.78       $0.59               $1.56


Dividends Per Common Share                                           $0.22               $0.22       $0.44               $0.44

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          Six Months Ended June 30,
                                                                                   -----------------------------------------
(In 000's)                                                                                2001                  2000
                                                                                   -----------------------------------------
                                                                                                  (Unaudited)
OPERATING ACTIVITIES
Net Income                                                                         $         11,573       $      12,299
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Gain on sale of operating assets                                                            62                  --
     Realized investment (gains) losses                                                      (1,459)             (8,631)
     Depreciation                                                                             8,827               6,110
     Amortization of intangibles                                                              6,456               3,482
     Amortization of program rights                                                           3,936               3,088
     Cash paid for program rights                                                            (3,979)             (2,977)
     Provision for deferred income taxes                                                      5,154               2,203
Changes in operating assets and liabilities:
     Receivables                                                                              2,190              (2,964)
     Other assets                                                                            45,461               7,621
     Accounts payable and accrued expenses                                                  (51,308)             (1,304)
     Accrued income taxes                                                                  (135,829)              5,876
     Other liabilities                                                                         (463)            (10,747)
     All other operating activities, net                                                       (605)              5,817
     Net cash (used in) provided by operating activities of discontinued operations              --             (11,900)
                                                                                   -------------------    ------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        (109,984)              7,973

INVESTMENT ACTIVITIES
Purchase of property and equipment                                                           (5,699)             (5,141)
Net cash paid for purchase of television stations                                                --             (59,782)
Investment securities sold                                                                    1,245              11,245
Investment securities acquired                                                                   --                (634)
Proceeds from sale of investment properties                                                     843               2,869
Other (net)                                                                                      16                  --
Net cash provided by (used in) investing activities of discontinued operations                   --              (1,818)
                                                                                   -------------------    ------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                          (3,595)            (53,261)

FINANCING ACTIVITIES
Proceeds from borrowings                                                                         --           1,642,500
Principal payments on debt                                                                       --          (1,603,500)
Dividends paid                                                                               (8,649)             (8,921)
Stock issued for employee benefit and compensation programs                                   4,475                 145
Repurchase of common stock                                                                   (9,642)            (10,428)
Net cash provided by financing activities of discontinued operations                             --              15,657
                                                                                   -------------------    ------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                         (13,816)             35,453

(DECREASE) INCREASE  IN CASH                                                               (127,395)             (9,835)
Cash at beginning of period                                                                 149,003              11,870
                                                                                   -------------------    ------------------
CASH AT END OF PERIOD                                                              $         21,608       $       2,035
                                                                                   ===================    ==================

See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

      On December 1, 2000, the Company completed its acquisition of Civic Communications. The agreed upon purchase price for all of the outstanding common stock of Civic Communications was $204 million. At the time of the closing, the Company agreed to pay a portion of the purchase price at a future date. During the first quarter of 2001 the Company remitted the $43.2 million of unpaid purchase price to the Civic Communications stockholders. The Company used proceeds from the sale of its insurance operations to fund the transaction. Civic Communications owned and operated WLBT-TV, the NBC affiliate in Jackson, MS, KLTV-TV, the ABC affiliate in Tyler, TX, and KTRE-TV, the satellite affiliate of KLTV in Lufkin, TX.

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

                                             Notes to Consolidated and Condensed
                                               Financial Statements -- continued

4.    COMPREHENSIVE INCOME

      The components of comprehensive income, net of related income taxes, for the three-month and six-month periods ended June 30, 2001 and 2000, respectively, are as follows:


                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                                 ------------------------    ---------------------------
                                                                     2001      2000              2001          2000
                                                                 ------------- ----------    ------------- -------------
         (In 000's)

         Net Income                                                  $7,280    $  15,390        $11,573        $30,787
         Unrealized gains / (losses) on securities                     (369)      (3,474)          (742)        (4,141)
                                                                 ------------- ----------    ------------- -------------
         Comprehensive income (loss)                                 $6,911    $  11,916        $10,831        $26,646
                                                                 ============= ==========    ============= =============

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

      Summarized disclosure of the Company's discontinued operations is as follows:

                                                THREE MONTHS               SIX MONTHS
                                                    ENDED                     ENDED
                                                  JUNE 30,                  JUNE 30,
                                              -----------------         ----------------
                                                    2000                     2000
                                              -----------------         ----------------

         Revenues                             $      94,018             $     185,864
         Expenses                                    77,498                   159,419
                                              -----------------         ----------------
         Income before taxes from
             discontinued operations                 16,520                    26,445
         Income taxes                                 5,542                     7,957
                                              -----------------         ----------------
         Income from discontinued
            operations                        $      10,978             $      18,488
                                              =================         ================

                                             Notes to Consolidated and Condensed
                                               Financial Statements -- continued

6.    SEGMENT REPORTING

      The Company operates primarily in the television broadcasting and cable advertising businesses. The Company currently owns and operates fifteen television stations, primarily in the Southeast and Midwest. Each of the stations is affiliated with a major network, with eight NBC affiliates, five ABC affiliates, and two CBS affiliates. The Company evaluates segment performance based on income before income taxes, excluding unusual, or non-operating items.

      The following tables summarize financial information for continuing operations by segment for the three and six-month periods ended 30, 2001 and 2000:

                                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                 JUNE 30,                                  JUNE 30,
                                                      -------------------------------           -----------------------------
                                                          2001              2000                   2001             2000
                                                      -------------     -------------           ------------    -------------
         REVENUE
            Broadcasting                              $    44,727         $ 40,683              $    84,237     $   74,679
            Cable advertising                               3,086            2,785                    5,300          5,270
            Other                                             141              557                      582          1,035
                                                      -------------     -------------           ------------    -------------
         TOTAL REVENUE                                $    47,954         $ 44,025              $    90,119     $   80,984
                                                      =============     =============           ============    =============

         INCOME FROM CONTINUING OPERATIONS BEFORE
           INCOME TAXES
            Broadcasting                              $     9,303         $ 14,764              $    16,300     $   24,113
            Cable advertising                                 324              243                      (80)           337
            Corporate & other                               2,115           (7,606)                   2,446         (3,588)
                                                      -------------     -------------           ------------    -------------
         TOTAL INCOME FROM CONTINUING OPERATIONS
         BEFORE INCOME TAXES                          $    11,742        $   7,401              $    18,666     $   20,862
                                                      =============     =============           ============    =============


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

                                             Notes to Consolidated and Condensed
                                               Financial Statements -- continued

7.    EARNINGS PER SHARE

      The calculation of basic and diluted earnings per common share from continuing operations is as follows:


      (In 000's except per share data)                      THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                  JUNE 30,                               JUNE 30,
                                                        -----------------------------         ----------------------------
                                                           2001             2000                 2001            2000
                                                        -----------     -------------         ------------    ------------
                                                                                   (Unaudited)
         NUMERATOR - EARNINGS:

         Income from continuing operations              $    7,280      $    4,412            $   11,573      $   12,299
         Preferred dividends                                    --            (180)                   --            (365)
                                                        -----------     -------------         ------------    ------------
         Numerator for basic earnings per common
              share from continuing  operations         $    7,280      $    4,232            $   11,573      $   11,934
         Effect of dilutive securities                          --             180                    --             365
                                                        -----------     -------------         ------------    ------------
         Numerator for diluted earnings per common
              share from continuing operations          $    7,280      $    4,412            $   11,573      $   12,299
                                                        ===========     =============         ============    ============

         DENOMINATOR - AVERAGE SHARES OUTSTANDING:

         Denominator for basic earnings per common
              share from continuing operations -
              weighted average shares                       19,607          19,186                19,590          19,198

         Effect of dilutive securities:
                 Preferred stock                                --             417                    --             420
              Stock options                                     95              48                    75              93
                                                        -----------     -------------         ------------    ------------
         Denominator for diluted earnings per common
              share from continuing operations              19,702          19,651                19,665          19,711
                                                        ===========     =============         ============    ============

         Basic earnings per common share from
              continuing operations                          $0.37            $0.22              $0.59             $0.62
         Diluted earnings per common share from
              continuing operations                          $0.37            $0.22              $0.59             $0.62


8.    CREDIT FACILITY

      On March 21, 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. At the end of the term of the facility any outstanding principal and interest will come due, unless the bank, in its sole discretion, otherwise extends the facility. No draws were made on this line of credit during the first six months of 2001.

9.    NEW ACCOUNTING PRONOUNCEMENTS

      During the second quarter of 2001 the Financial Accounting Standards Board
      (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. The Company does not believe that Statement No. 141 will have a material effect on its financial statements.

                                             Notes to Consolidated and Condensed
                                               Financial Statements -- continued

      Statement No. 142 requires that goodwill and certain other identified intangibles no longer be amortized to earnings, but instead be reviewed for impairments. The amortization of goodwill and certain other identified intangibles ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. The Company has not yet determined the extent of the effect of Statement No. 142, but believes that it will have a material impact on its financial statements as its reported amortization expense will be significantly reduced in future periods.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net revenues were $48.0 million for the second quarter of 2001, an increase of $4.0 million over the $44.0 million reported for the second quarter of 2000. On a pro forma basis, as if the Company operated all stations owned at the end of the quarter for the entire period, net revenue decreased eight percent.

                                 Management's Discussions and Analysis continued

Operating expenses, which included amortization of program rights, were $28.1 million for the second quarter of 2001, an increase of $3.4 million over the $24.7 million reported for the second quarter of 2000. The increase in operating expense is attributable to the three station acquisitions made during 2000. On a pro forma basis operating expenses decreased two percent.

Depreciation and amortization was $7.4 million for the second quarter of 2001, an increase of $2.5 million over the $4.9 million reported for the second quarter of 2000. The increase in depreciation and amortization expense is directly attributable to the three station acquisitions made during 2000.

Corporate, general, and administrative expenses were $3.2 million for the second quarter of 2001, an increase of $0.5 million over the $2.7 million reported for the second quarter of 2000.

Net investment income was $2.5 million for the second quarter of 2001, an increase of $1.9 million over the $0.6 million reported for the second quarter of 2000. The increase in net investment income is due to realized gains in the Company's equity and real estate portfolios.

The Company incurred no interest expenses during the second quarter of 2001 as it repaid its credit facility in full during the fourth quarter of 2000 using the proceeds from the sale of its insurance operations. The Company reported $4.9 million of interest expense during the second quarter of 2000.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

With the exception of net investment income, changes in income statement line items on a year-to-date basis were substantially the same as those on a quarterly basis. Please see the discussion of the three-month periods ended June 30, 2001 and 2000 above for details.

Net revenues were $90.0 million for the six-month period ended June 30, 2001, an increase of $9.0 million over the $81.0 million reported for the six-month period ended June 30, 2000. On a pro forma basis, as if the Company operated all stations owned at June 30, 2001 for the entire period, net revenue decreased seven percent.


Operating expenses, which included amortization of program rights, were $55.8 million for the six-month period ended June 30, 2001, an increase of $7.7 million over the $48.1 million reported for the six-month period ended June 30, 2000. On a pro forma basis, operating expenses were down two percent as compared to the prior-year period.

Depreciation and amortization was $15.3 million for the six-month period ended June 30, 2001, an increase of $5.7 million over the $9.6 million reported for the six-month period ended June 30, 2000.

Corporate, general, and administrative expenses were $6.1 million for the six-month period ended June 30, 2001, an increase of $0.7 million over the $5.4 million reported for the six-month period ended June 30, 2000.

Net investment income was $5.7 million for the six-month period ended June 30, 2001 a decrease of $5.6 million from the $11.3 million reported for the six-month period ended June 30 2000. The decrease in net investment income was due mainly to realized gains from the Company's equity portfolio recognized during the first quarter of 2000 that were not present to the same extent during 2001.

                                 Management's Discussions and Analysis continued

The Company incurred no interest expenses during the first six months of 2001 as it repaid its credit facility in full during the fourth quarter of 2000 using the proceeds from the sale of its insurance operations. The Company reported $8.4 million of interest expense during the six-month period ended June 30, 2000.


CASH FLOW INFORMATION

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

                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                         JUNE 30,                 JUNE 30,
                                   --------------------      --------------------
                                     2001         2000         2001         2000
                                   -------      -------      -------      -------
Operating income                   $ 9,233      $11,737      $12,929      $17,961
One time charges(1)                     --          245           --          449
                                   -------      -------      -------      -------
ADJUSTED OPERATING INCOME            9,233       11,982       12,929       18,410
Add:
Depreciation and amortization        7,431        4,933       15,283        9,592
Non-cash compensation                  233          243          309          562
                                   -------      -------      -------      -------
OPERATING CASH FLOW                 16,897       17,158       28,521       28,564
Corporate cash expenses              2,984        2,432        5,789        4,802
                                   -------      -------      -------      -------
BROADCAST CASH FLOW                $19,881      $19,590      $34,310      $33,366
                                   =======      =======      =======      =======

(1) Adjusted to exclude charges in 2000 related to the phase-out and winding up of the Company's direct mail operations

Broadcast cash flow was $19.9 million for the second quarter of 2001, compared with $19.6 million for the prior-year second quarter. Broadcast cash flow was $34.3 million for the first half of 2001, compared with $33.4 million for the prior-year period. The increase in broadcast cash flow for both the current quarter and year-to-date is attributable to the stations acquisitions completed during the last quarter of 2000.

CAPITAL, FINANCING AND LIQUIDITY

At June 30, 2001 the Company had cash of $21.6 million and an unused line of credit of $100 million. The Company anticipates that its primary sources of cash, those being current cash balances, operating cash flow, and the available line of credit will be sufficient to finance the operating requirements of its stations and their anticipated capital expenditures, for both the next 12 months and the foreseeable future thereafter.

CASH FLOWS

The Company's net cash flow used in operating activities of $110 million for the first six months of 2001 compared to cash provided of $8.0 million for the same period of 2000. The decrease in cash provided by operating activities is attributable to the $135 million of taxes related to the sale of the Company's insurance operations that were remitted to taxing authorities during the first quarter of 2001. The Company's net cash used in investing activities was $3.6

                                 Management's Discussions and Analysis continued

million for the six month period ended June 30, 2001, as compared $53.3 million for the same period of 2000. The decrease in net cash used in investing activities is attributable to the acquisition of KCBD during the first half of 2000 with no corresponding acquisitions during the first half of 2001. Net cash used in financing activities for the six months ended June 30, 2001 was $13.4 million compared to net cash provided by financing activities of $35.5 million for the first six months of 2000. The decrease in net cash provided by financing activities is due mainly to the absence of net borrowings in 2001 as compared to 2000, and the absence of net cash provided by discontinued operations.

NEW ACCOUNTING PRONOUNCEMENTS

During the second quarter of 2001 the Financial Accounting Standards Board
(FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. The Company does not believe that Statement No. 141 will have a material effect on its financial statements. Statement No. 142 requires that goodwill and certain other identified intangibles no longer be amortized to earnings, but instead be reviewed for impairments. The amortization of goodwill and certain other identified intangibles ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. The Company has not yet determined the extent of the effect of Statement No. 142, but believes that it will have a material impact on its financial statements as its reported amortization expense will be significantly reduced in future periods.

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

PART II, ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      a. The annual meeting of shareholders of the registrant was held May 8, 2001.

      b.    The following individuals were elected to serve for one-year terms:
            Frank E. Melton, and John H. Mullin, III. The following individuals were elected to serve for three-year terms: Edward E. Crutchfield, John R. Farmer, and William O. McCoy.

      c.    Matters voted upon at the annual meeting were as follows:

                                                                                Withheld/      Broker
                                                         For        Against    Abstentions    Non-votes
            -------------------------------------------------------------------------------------------

            To elect as director:
            Edward E. Crutchfield                     14,598,801      --        2,847,763        --
            John R. Farmer                            14,598,801      --        2,847,763        --
            William O. McCoy                          14,598,801      --        2,847,763        --
            Frank E. Melton                           14,594,051      --        2,852,513        --
            John H. Mullin III                        14,598,801      --        2,847,763        --

            To approve Ernst & Young as independent
            auditors:                                 17,341,788    69,138        35,638         --


      d. There were no settlements between the registrant and any other participants.



PART II, ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

      a. A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

      b.

            1. The Company filed a current report on Form 8-K dated May 8, 2001 with respect to the press release announcing its first 2001 operating results.

            2. The Company filed a current report on Form 8-K dated May 8, 2001 with respect to The Liberty Corp. declaring a regular quarterly dividend of 22 cents per share on its common stock, payable on July 3, 2001 to shareholders of record on June 15, 2001.



INDEX TO EXHIBITS



EXHIBIT 10        $100 Million Credit Agreement Dated as of March 21, 2001

EXHIBIT 11 Consolidated Earnings Per Share Computation (included in Note 7 of Notes to Consolidated and Condensed Financial Statements)

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






THE LIBERTY CORPORATION                                  Date:  August 9, 2001
-----------------------
(Registrant)




/s/ Howard L. Schrott
---------------------
Howard L. Schrott
Chief Financial Officer




/s/ Martha G. Williams
----------------------
Martha G. Williams
Vice President, General Counsel and Secretary