Form 10-Q
period 2001-09-30
LIBERTY CORP
filed 2001-11-14
CIK 59229

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001
                                                             ------------------

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

                   135 South Main Street, Greenville, SC 29601
                   -------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 864/241-5400
                                                            ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                                             Number of shares Outstanding
        Title of each class                    as of September 30, 2001
        -------------------                  ----------------------------

           Common Stock                              19,682,502

                                 PART I, ITEM 1
                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED AND CONDENSED BALANCE SHEETS


(In 000's)                                                       SEPTEMBER 30,         December 31,
                                                                     2001                  2000
                                                                 ------------          -----------
ASSETS                                                           (Unaudited)

Current assets:
  Cash and cash equivalents                                       $  37,845             $ 149,003
  Receivables (net of allowance for doubtful accounts)               34,271                40,561
  Program rights                                                      6,788                 5,561
  Prepaid and other current assets                                    5,094                46,194
  Income taxes receivable                                             6,161                    --
  Deferred income taxes                                               4,007                15,109
                                                                  ---------             ---------
                Total  current assets                                94,166               256,428

Property Plant and Equipment
  Land                                                                5,494                 5,494
  Buildings and improvements                                         35,455                33,152
  Furniture and equipment                                           155,402               149,784
  Less: Accumulated depreciation                                   (111,856)              (99,389)
                                                                  ---------             ---------
                                                                     84,495                89,041


Intangibles (net of accumulated amortization)                       491,243               501,693
Other assets                                                         47,362                48,845
                                                                  ---------             ---------
       Total assets                                               $ 717,266             $ 896,007
                                                                  =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                           $  17,703             $  68,517
  Program contract obligations                                        6,809                 5,578
  Accrued income taxes                                                   --               138,297
                                                                  ---------             ---------
                     Total current liabilities                       24,512               212,392

Deferred income taxes                                               105,670                92,797
Other liabilities                                                     9,338                 9,825
                                                                  ---------             ---------
Total liabilities                                                   139,520               315,014
                                                                  ---------             ---------

Shareholders' equity
 Common stock                                                       102,837                99,033
 Unearned stock compensation                                         (3,911)                   --
 Retained earnings                                                  478,930               481,270
 Unrealized investment gains (losses)                                  (110)                  690
                                                                  ---------             ---------
     Total shareholders' equity                                     577,746               580,993
                                                                  ---------             ---------
       Total liabilities and shareholders' equity                 $ 717,266             $ 896,007
                                                                  =========             =========



See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

                                                                              Three Months ended               Nine Months Ended
                                                                                 September 30,                    September 30,
                                                                           ------------------------        ------------------------
(In 000's, except per share data)                                            2001            2000            2001            2000
                                                                           --------         -------        --------        --------
                                                                                                (Unaudited)
REVENUES
 Station revenues (net of commissions)                                     $ 37,170         $40,058        $121,407        $114,737
 Cable advertising and other revenues                                         3,003           3,234           8,885           9,539
                                                                           --------         -------        --------        --------
   NET REVENUES                                                              40,173          43,292         130,292         124,276

EXPENSES
Operating expenses                                                           25,645          23,187          77,518          68,166
Amortization of program rights                                                2,021           1,704           5,957           4,792
Depreciation and amortization of intangibles                                  8,434           5,272          23,717          14,864
Corporate, general, and administrative expenses                               3,685           2,661           9,783           8,025
                                                                           --------         -------        --------        --------
   TOTAL OPERATING EXPENSES                                                  39,785          32,824         116,975          95,847

       OPERATING INCOME                                                         388          10,468          13,317          28,429

Net investment income (loss)                                                 (1,938)            724           3,799          12,016
Interest expense                                                                 --           4,314              --          12,705
                                                                           --------         -------        --------        --------
       INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES          (1,550)          6,878          17,116          27,740

Provision for (benefit from) income taxes                                      (589)          2,885           6,504          11,448
                                                                           --------         -------        --------        --------
       INCOME (LOSS)  FROM CONTINUING OPERATIONS                               (961)          3,993          10,612          16,292

Income from discontinued operations (net of income taxes)                        --           7,573              --          26,061
                                                                           --------         -------        --------        --------

      NET INCOME (LOSS)                                                    $   (961)        $11,566        $ 10,612        $ 42,353
                                                                           ========         =======        ========        ========


EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per common share from continuing operations           $ (0.05)        $  0.21        $   0.54        $   0.83
Basic earnings per common share from discontinued operations                     --            0.39              --            1.35
                                                                           --------         -------        --------        --------
Basic earnings (loss) per common share                                     $  (0.05)        $  0.60        $   0.54        $   2.18
                                                                           ========         =======        ========        ========

Diluted earnings (loss) per common share from continuing operations        $  (0.05)        $  0.20        $   0.54        $   0.83
Diluted earnings per common share from discontinued operations                   --            0.38              --            1.32
                                                                           --------         -------        --------        --------
Diluted earnings (loss) per common share                                   $  (0.05)        $  0.58        $   0.54        $   2.15
                                                                           ========         =======        ========        ========


Dividends Per Common Share                                                 $   0.22         $  0.22        $   0.66        $   0.66



See Notes to Consolidated and Condensed Financial Statements.

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended September 30,
                                                                                 ----------------------------------
(In 000's)                                                                          2001                    2000
                                                                                 ---------             ------------
                                                                                           (Unaudited)
OPERATING ACTIVITIES
Income from continuing operations                                                $  10,612             $     16,292
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
     Gain on sale of operating assets                                                  (29)                    (631)
     Realized investment (gains) losses                                              1,720                   (9,208)
     Depreciation                                                                   13,078                    9,708
     Amortization of intangibles                                                    10,639                    5,156
     Amortization of program rights                                                  5,957                    4,792
     Cash paid for program rights                                                   (5,951)                  (4,698)
     Provision for deferred income taxes                                            10,209                      545
Changes in operating assets and liabilities:
     Receivables                                                                     6,290                     (677)
     Other assets                                                                   41,688                   (4,976)
     Accounts payable and accrued expenses                                         (50,814)                   3,255
     Accrued income taxes                                                         (130,692)                  13,469
     Other liabilities                                                                (487)                  (9,453)
     All other operating activities, net                                               408                     (421)
     Net cash used in operating activities of discontinued operations                   --                  (14,999)
                                                                                 ---------             ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                (87,372)                   8,154

INVESTMENT ACTIVITIES
Purchase of property and equipment                                                  (8,532)                 (7,439)
Net cash paid for purchase of television stations                                       --                  (59,782)
Investment securities sold                                                           2,755                   13,686
Investment securities acquired                                                      (4,000)                  (1,138)
Purchase of investment properties                                                       --                   (2,000)
Proceeds from sale of investment properties                                            877                   14,343
Other (net)                                                                             29                       --
Net cash provided by investing activities of discontinued operations                    --                   53,216
                                                                                 ---------             ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 (8,871)                  10,886

FINANCING ACTIVITIES
Proceeds from borrowings                                                                --                2,426,500
Principal payments on debt                                                              --               (2,402,500)
Dividends paid                                                                     (12,952)                 (13,303)
Stock issued for employee benefit and compensation programs                          7,679                      158
Repurchase of common stock                                                          (9,642)                 (10,428)
Net cash provided by financing activities of discontinued operations                    --                   24,012
                                                                                 ---------             ------------
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES                                 (14,915)                  24,439

(DECREASE) INCREASE  IN CASH                                                      (111,158)                  43,479
Cash at beginning of period                                                        149,003                   11,891
                                                                                 ---------             ------------
CASH AT END OF PERIOD                                                            $  37,845             $     55,370
                                                                                 =========             ============



See Notes to Consolidated and Condensed Financial Statements.

                                             Notes to Consolidated and Condensed
                                               Financial Statements -- continued


                    THE LIBERTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


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

         Prior to September 29, 2000, the Company was engaged in the insurance industry. On September 29, 2000, the Company's shareholders approved the sale of the Company's insurance operations to the Royal Bank of Canada for $648 million. The sale closed on November 1, 2000. Accordingly, these entities have been treated as discontinued operations in the accompanying financial statements (see Note 5 below).

2.       STATION ACQUISITIONS

         On February 29, 2000, the Company completed the acquisition of KCBD, the NBC affiliate in Lubbock, TX in a cash transaction for $59.8 million. The transaction was accounted for as a purchase, and accordingly, its results of operations are included in the accompanying financial statements since the date of acquisition. This purchase was funded using proceeds from the Company's credit facility.

         On December 1, 2000, the Company completed its acquisition of Civic Communications. The agreed upon purchase price for all of the outstanding common stock of Civic Communications was $204 million. At the time of the closing, the Company agreed to pay a portion of the purchase price at a future date. During the first quarter of 2001, the Company remitted the $43.2 million of unpaid purchase price to the Civic Communications stockholders. The Company used proceeds from the sale of its insurance operations to fund the transaction. Civic Communications owned and operated WLBT-TV, the NBC affiliate in Jackson, MS, KLTV-TV, the ABC affiliate in Tyler, TX, and KTRE-TV, the satellite affiliate of KLTV in Lufkin, TX.

3.       REDEMPTION OF 1995-A SERIES PREFERRED STOCK

         On August 25, 2000, the Company completed the redemption of all of the outstanding shares of its Series 1995-A Cumulative Convertible Preferred Stock. Shares were called for redemption at $35.00 per share plus accrued dividends for the period from July 1, 2000 through the redemption date (September 5, 2000). Prior to the redemption date, all shares of the 1995-A Series were converted in to common stock.

                                             Notes to Consolidated and Condensed
                                               Financial Statements -- continued



4.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related income taxes, for the three-month and nine-month periods ended September 30, 2001 and 2000, respectively, are as follows:

                                                              Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                         ---------------------------        ---------------------------
                                                           2001              2000              2001              2000
                                                         ---------         ---------        ---------         ---------
          (In 000's)
          Net Income (loss)                              $    (961)        $  11,566        $  10,612         $  42,353
          Unrealized gains/(losses) on securities              (58)            6,178             (800)            2,037
                                                         ---------         ---------        ---------         ---------
          Comprehensive income (loss)                    $  (1,019)        $  17,744        $   9,812         $  44,390
                                                         =========         =========        =========         =========

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

         Summarized disclosure of the Company's discontinued operations is as follows:

                                                                             THREE
                                                                             MONTHS            NINE MONTHS
                                                                              ENDED               ENDED
                                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                                          -------------        -------------
                                                                               2000                 2000
                                                                          -------------        -------------
               Revenues                                                     $  86,527            $ 278,796
               Expenses                                                        76,060              241,884
                                                                            ---------            ---------
               Income before taxes from discontinued operations                10,467               36,912
               Income taxes                                                     2,894               10,851
                                                                            ---------            ---------
               Income from discontinued operations                          $   7,573            $  26,061
                                                                            =========            =========

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

         The following tables summarize financial information for continuing operations by segment for the three and nine-month periods ended 30, 2001 and 2000:

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                         ---------------------------        ---------------------------
                                                            2001              2000             2001             2000
                                                         ---------         ---------        ---------         ---------
          REVENUE
             Broadcasting                                $  37,170         $  40,058        $ 121,407         $ 114,737
             Cable advertising                               2,803             2,573            8,103             7,842
             Other                                             200               661              782             1,697
                                                         ---------         ---------        ---------         ---------
          TOTAL REVENUE                                  $  40,173         $  43,292        $ 130,292         $ 124,276
                                                         =========         =========        =========         =========

          INCOME FROM CONTINUING OPERATIONS
           BEFORE INCOME TAXES
             Broadcasting                                $   4,496         $  13,789        $  24,059         $  37,902
             Cable advertising                                 117               175               37               512
             Corporate & other                              (6,163)           (7,086)          (6,980)          (10,674)
                                                         ---------         ---------        ---------         ---------
          TOTAL INCOME (LOSS) FROM CONTINUING
          OPERATIONS BEFORE INCOME TAXES                 $  (1,550)        $   6,878        $  17,116         $  27,740
                                                         =========         =========        =========         =========

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

7.       EARNINGS PER SHARE

         The calculation of basic and diluted earnings per common share from continuing operations is as follows:

                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
         (In 000's except per share data:                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                                ---------------------------        ---------------------------
                                                                  2001              2000             2001             2000
                                                                ---------         ---------        ---------         ---------
                                                                                          (Unaudited)
          NUMERATOR - EARNINGS:

          Income (loss) from continuing operations              $    (961)        $   3,993        $  10,612        $  16,292
          Preferred dividends                                          --                --               --             (365)
                                                                ---------         ---------        ---------        ---------
          Numerator for basic earnings (loss) per common
               share from continuing  operations                     (961)            3,993           10,612           15,927

          Effect of dilutive securities                                --                                                 365
                                                                ---------         ---------        ---------        ---------
          Numerator for diluted earnings (loss) per
               common share from continuing operations          $    (961)        $   3,993        $  10,612        $  16,292
                                                                =========         =========        =========        =========

          DENOMINATOR - AVERAGE SHARES OUTSTANDING:

          Denominator for basic earnings (loss) per
               common share from continuing operations -
               weighted average shares                             19,526            19,443           19,568           19,281

          Effect of dilutive securities:
                  Preferred stock                                      --               228               --              356
               Stock options                                           --                65               90               84
                                                                ---------         ---------        ---------        ---------
          Denominator for diluted earnings (loss) per
               common share from continuing operations             19,526            19,736           19,658           19,721
                                                                =========         =========        =========        =========

          Basic earnings (loss) per common share from
               continuing operations                            $   (0.05)        $    0.21        $    0.54        $    0.83

          Diluted earnings (loss) per common share from
               continuing operations                            $   (0.05)        $    0.20        $    0.54        $    0.83


8.       CREDIT FACILITY

         On March 21, 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. At the end of the term of the facility any outstanding principal and interest will come due, unless the bank, in its sole discretion, otherwise extends the facility. No draws were made on this line of credit during the first nine months of 2001.



9.       VENTURE CAPITAL INVESTMENTS

         Investments in venture capital funds are generally carried at cost, which includes provisions for impaired value where appropriate. During the third quarter of 2001 the Company recorded an impairment of $3.2 million in its venture capital portfolio as a result of the determination that certain of its investments had carrying values in excess of their fair values, and that certain of those excess were other than temporary.

                                             Notes to Consolidated and Condensed
                                               Financial Statements -- continued



10.      NEW ACCOUNTING PRONOUNCEMENTS

         During the second quarter of 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. The Company does not believe that Statement No. 141 will have a material effect on its financial statements. Statement No. 142 requires that goodwill and certain other identified intangibles no longer be amortized to earnings, but instead be reviewed for impairments. The amortization of goodwill and certain other identified intangibles ceases upon adoption of the Statement, which for the Company will be January 1, 2002. The Company has not yet determined the extent of the effect of Statement No. 142, but believes that it will have a material impact on its financial statements as its reported amortization expense will be significantly reduced in future periods.

11.      RECLASSIFICATIONS

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

Prior to September 29, 2000, the Company was also engaged in the insurance industry. On September 29, 2000, the Company's shareholders approved the sale of the Company's insurance operations to the Royal Bank of Canada for $648 million. The sale closed on November 1, 2000. Accordingly, these entities have been treated as discontinued operations in the accompanying financial statements (see
Note 5 of the Consolidated and Condensed Financial Statements).


SIGNIFICANT TRANSACTIONS AFFECTING COMPARABILITY BETWEEN PERIODS

On February 29, 2000, the Company completed the acquisition of KCBD, the NBC affiliate in Lubbock, TX in a cash transaction for $59.8 million. The transaction was accounted for as a purchase, and accordingly, its results of operations are included in the accompanying financial statements since the date of acquisition. This purchase was funded using proceeds from the Company's credit facility.

On August 25, 2000, the Company completed the redemption of all of the outstanding shares of its Series 1995-A Cumulative Convertible Preferred Stock. Shares were called for redemption at $35.00 per share plus accrued dividends for the period from July 1, 2000 through the Series 1995-A redemption date (September 5, 2000). Prior to the redemption date, all shares of the 1995-A Series were converted into common stock.

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

                                 Management's Discussions and Analysis continued



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000
Net revenue was $40.2 million for the third quarter of 2001, a decrease of $3.1 million from the $43.3 million reported for the third quarter of 2000. On a pro forma basis, as if the Company operated all stations owned at the end of the quarter for all periods presented, net revenue decreased twenty-one percent. The decline in net revenue is due to general weakness in the United States economy, in the advertising industry in particular, losses in revenue related to the events of September 11th, and that the same period of the prior year benefited from revenue related to the Olympics and political activity.

Operating expenses, which included amortization of program rights, were $27.7 million for the third quarter of 2001, an increase of $2.8million over the $24.9 million reported for the third quarter of 2000. The increase in operating expenses is attributable to the station acquisitions made during 2000. On a pro forma basis, operating expenses decreased five percent.

Depreciation and amortization was $8.4 million for the third quarter of 2001, an increase of $3.1 million over the $5.3 million reported for the third quarter of 2000. The increase in depreciation and amortization expense is directly attributable to the station acquisitions made during 2000.

Corporate, general, and administrative expenses were $3.7 million for the third quarter of 2001, an increase of $1.0 million over the $2.7 million reported for the third quarter of 2000. The increase in corporate general and administrative expenses is attributable to costs incurred associated the corporate office's relocation, and increases in professional fees.

Net investment income (loss) for the quarter was a loss of $1.9 million, as compared to net investment income of $0.7 million reported for the third quarter of 2000. The decrease in net investment income was due to a $3.2 million charge taken in the Company's venture capital portfolio during the third quarter of 2001. During the quarter the Company determined that certain of its investments had carrying values in excess of their fair values, and that certain of those excesses were other than temporary.

The Company incurred no interest expense during the third quarter of 2001 as it repaid its credit facility in full during the fourth quarter of 2000 using the proceeds from the sale of its insurance operations. The Company reported $4.3 million of interest expense during the third quarter of 2000.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, SEPTEMBER 30, 2000

With the exception of net investment income, changes in income statement line items on a year-to-date basis were substantially the same as those on a quarterly basis. Please see the discussion of the three-month periods ended September 30, 2001 and 2000 above for details.

Net revenues were $130.3 million for the nine-month period ended September 30, 2001, an increase of $6.0 million over the $124.3 million reported for the nine-month period ended September 30, 2000. On a pro forma basis, as if the Company operated all stations owned at September 30, 2001 for the entire period, net revenue decreased 21 percent.

Operating expenses, which include amortization of program rights, were $83.5 million for the nine-month period ended September 30, 2001, an increase of $10.5 million over the $73.0 million reported for the nine-month period

                                 Management's Discussions and Analysis continued



ended September 30, 2000. On a pro forma basis, operating expenses were down three percent as compared to the prior-year period.

Depreciation and amortization was $23.7 million for the nine-month period ended September 30, 2001, an increase of $8.8 million over the $14.9 million reported for the nine-month period ended September 30, 2000.

Corporate, general, and administrative expenses were $9.8 million for the nine-month period ended September 30, 2001, an increase of $1.8 million over the $8.0 million reported for the nine-month period ended September 30, 2000.

Net investment income was $3.8 million for the nine-month period ended September 30, 2001 a decrease of $8.2 million from the $12.0 million reported for the nine-month period ended September 30 2000. The decrease in net investment income was due mainly to realized gains from the Company's equity portfolio recognized during the first quarter of 2000 that were not present to the same extent during 2001.

The Company incurred no interest expenses during the first nine months of 2001 as it repaid its credit facility in full during the fourth quarter of 2000 using the proceeds from the sale of its insurance operations. The Company reported $12.7 million of interest expense during the nine-month period ended September 30, 2000.


BROADCAST CASH FLOW INFORMATION

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


                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
         (In 000's except per share data:              SEPTEMBER 30,                     SEPTEMBER 30,
                                                --------------------------        --------------------------
                                                  2001              2000             2001             2000
                                                ---------        ---------        ---------        ---------
          Operating income                      $     388        $  10,468        $  13,317        $  28,429
          One time charges(1)                          --              461               --              863
                                                ---------        ---------        ---------        ---------
          ADJUSTED OPERATING INCOME                   388           10,929           13,317           29,292
          Add:
          Depreciation and amortization             8,434            5,272           23,717           14,864
          Adj. for network  compensation
           due vs. accrued                            248               --              248               --
          Non-cash compensation                       224              648              533            1,210
                                                ---------        ---------        ---------        ---------
          OPERATING CASH FLOW                       9,294           16,849           37,815           45,366
          Corporate cash expenses                   3,461            2,011            9,250            6,813
                                                ---------        ---------        ---------        ---------
          BROADCAST CASH FLOW                   $  12,755        $  18,860        $  47,065        $  52,179
                                                =========        =========        =========        =========

(1) Adjusted to exclude charges in 2000 related to the phase-out and winding up of the Company's direct mail operations

                 Management's Discussions and Analysis continued



Broadcast cash flow was $12.8 million for the third quarter of 2001, compared with $18.9 million for the prior-year third quarter. Broadcast cash flow was $47.1 million for the first nine months of 2001, compared with $52.2 million for the prior-year period. The decrease in broadcast cash flow for both the current quarter and the year-to-date period is attributable to those factors affecting net revenue discussed above.

CAPITAL, FINANCING AND LIQUIDITY

At September 30, 2001, the Company had cash of $37.8 million and an unused line of credit of $100 million. The Company anticipates that its primary sources of cash, those being current cash balances, operating cash flow, and the available line of credit will be sufficient to finance the operating requirements of its stations and their anticipated capital expenditures, for both the next 12 months and the foreseeable future thereafter.


CASH FLOWS

The Company's net cash flow used in operating activities was $87.4 million for the first nine months of 2001 compared to cash provided of $8.2 million for the same period of 2000. The decrease in cash provided by operating activities is attributable to the $135 million of taxes related to the sale of the Company's insurance operations that were remitted to taxing authorities during the first quarter of 2001. The Company's net cash used in investing activities was $8.9 million for the nine month period ended September 30, 2001, as compared to cash provided by investing activities of $10.9 million for the same period of 2000. The decrease in net cash provided by investing activities is attributable to the absence of net cash provided by discontinued operations, as the company sold its insurance subsidiaries in November of 2000 and the absence of acquisitions during 2001. Net cash used in financing activities for the nine months ended September 30, 2001 was $14.9 million compared to net cash provided by financing activities of $24.4 million for the first nine months of 2000. The decrease in net cash provided by financing activities is due mainly to the absence of net cash provided by discontinued operations.

NEW ACCOUNTING PRONOUNCEMENTS

During the second quarter of 2001, the Financial Accounting Standards Board
(FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. The Company does not believe that Statement No. 141 will have a material effect on its financial statements. Statement No. 142 requires that goodwill and certain other identified intangibles no longer be amortized to earnings, but instead be reviewed for impairments. The amortization of goodwill and certain other identified intangibles ceases upon adoption of the Statement, which for the Company will be January 1, 2002. The Company has not yet determined the extent of the effect of Statement No. 142, but believes that it will have a material impact on its financial statements as its reported amortization expense will be significantly reduced in future periods.

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

         b.

                  1. The Company filed a current report on Form 8-K dated August 7, 2001 with respect to the press release announcing its second quarter 2001 operating results.

                  2. The Company filed a current report on Form 8-K dated August 7, 2001 with respect to The Liberty Corp. declaring a regular quarterly dividend of 22 cents per share on its common stock, payable on October 2, 2001 to shareholders of record on September 14, 2001.


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






THE LIBERTY CORPORATION
---------------------------------------------          Date:  November 14, 2001
(Registrant)




/s/ Howard L. Schrott
---------------------------------------------
Howard L. Schrott
Chief Financial Officer




/s/ Martha G. Williams
---------------------------------------------
Martha G. Williams
Vice President, General Counsel and Secretary