Form 10-K405
period 2001-12-31
LIBERTY CORP
filed 2002-03-27
CIK 59229

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -----------------

Commission File Number 1-5846

                             THE LIBERTY CORPORATION
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

       Post Office Box 502, 135 South Main Street, Greenville, S. C. 29602
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (864) 2415400

Securities registered pursuant to Section 12(b) of the Act:

                                                                                   Name of Each Exchange on Which
                            Title of Each Class                                              Registered
----------------------------------------------------------------------------      -------------------------------
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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2002:

         Common Stock, No Par Value  $818,861,561

         The number of shares outstanding of each of Registrant's classes of common stock as of March 15, 2002:

         Common Stock, No Par Value  19,745,878

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 2001 are incorporated into Part II, Items 5, 6, 7, and 8 by reference.

         Portions of The Liberty Corporation Proxy Statement for the Annual Meeting of Shareholders on May 7, 2002 are incorporated into Part III, Items 10, 11, 12, and 13 by reference.

         This report is comprised of pages 1 through 41. The exhibit index is on page 18.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Registrant, The Liberty Corporation ("Liberty" or "the Company") is a holding company with operations primarily in the television broadcasting industry. The Company's television broadcasting subsidiary, Cosmos Broadcasting, consists of fifteen network-affiliated stations principally located in the Southeast and Midwest, a cable advertising company, a video production company and a professional broadcast equipment dealership. Eight of the Company's television stations are affiliated with NBC, five with ABC, and two with CBS. The Company's principal executive offices are in Greenville, South Carolina.

         Prior to September 29, 2000 the Company was also engaged in the insurance industry. On September 29, 2000 the Company's shareholders approved the sale of the Company's insurance operations to the Royal Bank of Canada for $648 million. The sale closed on November 1, 2000. Accordingly, these entities have been treated as discontinued operations in the accompanying financial statements.

         Additional information concerning Liberty's subsidiaries and divisions is included in "Management's Discussion and Analysis" in the Company's 2001 Annual Report to Shareholders, which is incorporated herein by reference.

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

TELEVISION BROADCASTING AND RELATED OPERATIONS

         The following table shows data on the stations owned by the Company as of December 31, 2001:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                              NETWORK               PERCENTAGE
                                                                             CONTRACT                 OF U.S.
                                            MARKET               NETWORK    EXPIRATION    STATION   TELEVISION     DATE      DATE
    MARKET                    STATION      RANK(1)   CHANNEL   AFFILIATION     (2)         RANK(3) HOUSEHOLDS(4)  FORMED   ACQUIRED
-----------------------------------------------------------------------------------------------------------------------------------
Louisville, KY                WAVE-TV         50         3         NBC        2011            2       0.59%        1948      1981
Toledo, OH                    WTOL-TV         68        11         CBS        2003            1       0.40         1958      1965
Columbia, SC                  WIS-TV          84        10         NBC        2011            1       0.33         1953      1953
Jackson, MS                   WLBT-TV         88         3         NBC        2011            1       0.30         1953      2000
Evansville, IN                WFIE-TV         97        14         NBC        2011            1       0.27         1953      1981
Harlingen, TX                 KGBT-TV        100         4         CBS        2003            3       0.26         1955      1998
Tyler, TX                     KLTV-TV        103         7         ABC        2002            1       0.25         1954      2000
Lufkin, TX
(satellite of KLTV)           KTRE-TV        103         9         ABC        2002            1       0.25         1955      2000
Montgomery, AL                WSFA-TV        114        12         NBC        2011            1       0.22         1959      1959
Wilmington, NC                WWAY-TV        146         3         ABC        2005            2       0.14         1964      1998
Albany, GA                    WALB-TV        147        10         NBC        2011            1       0.14         1954      1998
Lubbock, TX                   KCBD-TV        148        11         NBC        2011            1       0.14         1953      2000
Biloxi, MS                    WLOX-TV        157        13         ABC        2004            1       0.12         1962      1995
Lake Charles, LA              KPLC-TV        174         7         NBC        2011            1       0.09         1954      1986
Jonesboro, AK                 KAIT-TV        180         8         ABC        2004            1       0.08         1963      1986

(1) Market rank is based on the relative size of the designated market areas among the 210 generally recognized designated market areas in the U.S., based on Nielsen estimates for the 2001-2002 season.

(2) Contracts may be subject to renewal provisions that effectively extend the expiration date.

(3) Station rank in its market area based on Nielsen November 2001 ratings (Sun. - Sat.; 6:00A-2:00A).

(4)      Based on Nielsen estimates for the 2001-2002 season.

         The Company currently owns and operates fifteen network-affiliated television stations in the Southeast and Midwest, fourteen of which were ranked No. 1 or No. 2 in their markets by the November 2001 Nielsen ratings (Sun. - Sat.; 6:00A-2:00A). Eight of its stations are affiliated with NBC, five with ABC, and two with CBS. The fifteen stations cover approximately 3.30% of U.S. households.

         All of the Company's stations are located in geographically diverse and growing markets. Fourteen of the fifteen stations are located in university centers. Many of the stations are also located in markets that are home to a mixture of large manufacturing plants, state capitals, transportation hubs and United States military bases.

         The fifteen stations operate in designated market areas ranked 50 to
180. None of the TV markets represented more than 12% of the revenues or 13% of broadcast cash flow for the fiscal year ending December 31, 2001. The Company believes that it generates one of the best broadcast cash flow per households covered ratios of any broadcast group in the industry. It also believes that thirteen of the fifteen stations generate substantially greater broadcast cash flow and earnings than the average station of comparable market size.

         The Company also operates a cable advertising company, CableVantage Inc., through which it represents nine independent cable operators in 20 locations that, in combination, reach nearly one half million subscribers.

NETWORK AFFILIATIONS

         Each of the stations is affiliated with a major network. The affiliation contracts provide that the network will offer to the affiliated station a variety of network programs, for which the station has the right of first refusal against any other television station located in its community. The network typically retains the rights to sell a substantial majority of the advertising time during such broadcasts. For airing network programming, the network pays the stations according to terms in its network affiliation contract. This is called network compensation. The major networks typically provide programming for approximately 90 hours of the average 135 hours per week broadcast by their affiliated stations.

         The NBC affiliation contracts with each of the NBC affiliated stations have been continuously in effect with each of those stations for over forty years. The CBS and ABC affiliation contracts have each been continuously in effect for over thirty years.

         Each network has the right to terminate its affiliation agreement in the event of a material breach of such agreement by a station and in certain other circumstances. During the next two years, the Company will be renegotiating its CBS and ABC network affiliation contracts. At this time, it is not known what the exact outcome of these negotiations will be, however the Company does anticipate continuing its relationship with the respective networks.

SOURCES OF TELEVISION OPERATING REVENUES.

The following table shows the approximate percentage of the Company's' gross television station revenues by source for the three years ended December 31, 2001:

                                                              2001           2000           1999
Local and regional advertising                                 61%            56%            57%
National spot advertising                                      32             29             31
Network compensation                                            4              5              7
Political advertising                                           1              8              3
Other                                                           2              2              2

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

         A television station's rates are primarily determined by the estimated number of television homes it can provide for an advertiser's message. The estimates of the total number of television homes in a market and of the station's share of those homes are based on the Nielsen industry-wide television rating service. The demographic make-up of the viewing audience is equally important to advertisers. A station's rate card for national and local advertisers takes into account, in addition to audience delivered, such variables as the length of the commercial announcements and the quantity purchased. Because television stations rely on advertising revenues, they are sensitive to cyclical changes in the national and local economy. The size of advertisers' budgets, which are affected by broad economic trends, affect the broadcast industry in general. The strength of the local economy in each station's market also significantly impacts revenues. The advertising revenues of the stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenues in even-numbered years can benefit from demand for advertising time in Olympic broadcasts and advertising placed by candidates for political offices. A station's local market strength, especially in local news ratings, is the primary factor that buyers use when placing political advertising. From time to time, proposals have been advanced in Congress to require television broadcast stations to provide some advertising time to political candidates at no charge, which would potentially reduce advertising revenues from political candidates.

         The Company also has ancillary operations in cable advertising sales and video production. Revenues from these operations amount to $12.3 million, $12.5 million and $10.0 million for calendar years 2001, 2000 and 1999, respectively. The cable advertising sales are generated by CableVantage Inc., a marketing company designed to assist local cable operators in the sale of commercial time available in cable network programs. CableVantage was formed in 1994 to create business opportunities with cable operators and build revenues from programs and services specifically produced for cable.

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

         Further advances in technology and further consolidation in the broadcast industry may increase competition for household audiences and advertisers. Video compression techniques, now in use with direct broadcast satellites and in development for cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These technological developments, which are applicable to all video delivery systems including over-the-air broadcasting, have the potential to allow additional programming to highly targeted audiences. The ability to reach narrowly defined audiences may further fragment viewers and influence advertising spending. The television broadcasting industry is continually faced with such technological change and innovation. The Company is unable to predict the effect that technological changes will have on the broadcast television industry in general, or more specifically to its own operations. Consolidation in the broadcast television industry introduces new, large competitors. Many of the current and potential competitors have greater financial, marketing, programming and broadcasting resources than Liberty. The Company plans to meet the challenge of a consolidating industry by continuing its growth strategy and pursuing new synergistic opportunities.

MANDATED CONVERSION TO DIGITAL TECHNOLOGY

         In accordance with FCC regulations, all station affiliates of ABC, CBS and NBC in the top ten designated market areas were required to transmit a digital signal by May 1, 1999. Affiliates of those networks in designated market areas ranked eleven through thirty were required to transmit a digital signal by November 1, 1999. All remaining commercial broadcasters will be required to transmit a digital signal by May 1, 2002. However, Congress has approved two six-month extensions if a station is able to show "cause", effectively postponing the deadline to May 1, 2003. While the Company is not seeking to be the first in its markets to offer digital television, it is making a good faith effort to meet the May 2, 2002 deadline. It is anticipated that as many as four stations will be broadcasting a digital signal by May 2, 2002. Another six stations are scheduled to be transmitting a digital signal by December 31, 2002. The remaining five stations are projected to be broadcasting a digital signal by May 1, 2003. The FCC has provided an administrative process to apply for and receive extensions to the May 2, 2002 deadline. The Company has filed for these extensions where appropriate.

         As it develops the digital technology, given its dominant presence in its markets, the Company believes it will be attractively positioned as a potential partner for new digital or data stream businesses that wish to develop in its markets. The Company has thus far invested $5.0 million in preparation for the transition to digital television, and estimates that an additional $25.0 to $35.0 million may be required over the next two years for towers, antenna systems, transmitters, and transmitter buildings. This investment will establish basic digital television pass through at our fifteen stations, including simulcasting existing analog programming.

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

         FCC REGULATION. The ownership, operation and sale of television stations, are subject to the jurisdiction of the FCC by authority granted it under the Communications Act. The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the FCC's rules and regulations. Matters subject to FCC oversight include, but are not limited to:

-        the assignment of frequency bands of broadcast television;

- the approval of a television station's frequency, location and operating power;

- the issuance, renewal, revocation or modification of a television station's FCC license;

- the approval of changes in the ownership or control of a television station's licensee;

-        the regulation of equipment used by television stations; and

- the adoption and implementation of regulations and policies concerning the ownership and operation of television stations.

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

         MULTIPLE AND CROSS-OWNERSHIP RULES. On a national level, the FCC rules generally prevent an entity or individual from having an attributable interest in television stations with an aggregate audience reach in excess of 35% of all U.S. households. However, a federal appeals court February of 2002, in response to a plaintiff seeking to eliminate or expand the 35% limit, ruled that the FCC had not adequately justified this policy. The court ordered the Commission to provide it with such justification or eliminate the 35% restriction. It is not possible for the Company to predict if the FCC will be successful in its attempt to justify, or will even attempt to justify, the 35% policy to the court. In addition, Congress has traditionally favored diversity of media intent restrictions. It is not possible for the Company to predict how Congress might act legislatively in response to any FCC action or inaction.

         On a local level, the "duopoly" rule prohibits or restricts attributable interests in two or more television stations with overlapping service areas and the "one-to-a-market" rule restricts such interests in television and radio stations serving the same market. The FCC has recently relaxed the "duopoly" rule to allow broadcasters to own, under certain circumstances, more than one television station in the same local area. The same appeals court which ruled on the 35% ownership limitations, disallowed the current FCC cross-ownership policy which prohibited a cable operator from owning a television station in the same market. The newspaper-television cross-ownership prohibition still stands, but the FCC has indicated that it will address the issue sometime in 2002, during a comprehensive review of its ownership policies.

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

         The FCC recently relaxed its national television station multiple ownership rules. Specifically, a single entity may hold "attributable interests" in an unlimited number of U.S. television stations provided that those stations operate in markets containing cumulatively no more than 35% of the television homes in the U.S. For this purpose, only 50% of the television households in a market are counted towards the 35% national restriction if the owned station is a UHF station. An FCC rulemaking is under way to address how to measure audience reach, including the "UHF discount," as part of the FCC's biennial review of the broadcast rules mandated by the Telecom Act. The television homes that the Company's stations reach is well below the 35% national limit.

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

         RESTRICTIONS ON BROADCAST ADVERTISING. The advertising of cigarettes on broadcast stations has been banned for many years. The broadcast advertising of smokeless tobacco products has more recently been banned by Congress. Certain Congressional committees have examined legislative proposals to eliminate or severely restrict the advertising of beer and wine. The Company cannot predict whether any or all of the present proposals will be enacted into law and, if so, what the final form of such law might be. The elimination of all beer and wine advertising could have a material adverse effect on the stations' revenues and operating profits as well as the revenues and operating profits of other stations that carry beer and wine advertising. In recent years, some television stations, including Liberty stations in selected markets, have experimented with advertising for hard liquor products. The NBC television network announced in late 2001 that it intended to begin taking hard liquor ads while enforcing specific content and time period restrictions. NBC's announcement triggered a negative reaction by some key members of Congress. It is not possible for the Company to predict how Congress might act legislatively in response to the airing of hard liquor advertising.

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

         The FCC presently plans for the DTV transition period to end by 2006. At that time, broadcasters will be required to discontinue analog operations and to return their present channels to the FCC. However, given that the penetration of DTV sets in 2006 will likely be below the threshold Congress has set for returning the analog spectrum, it is probable that broadcasters will continue to utilize both analog and digital spectrum beyond 2006.

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

INDUSTRY SEGMENT DATA

         Information concerning the Company's industry segments is contained in the Notes to the Consolidated Financial Statements on page 16 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 37 of this report and is incorporated in this Item 1 by reference.

EMPLOYEES

         At December 31, 2001 the Company had approximately 1,300 employees.

EXECUTIVE OFFICERS

         The following is a list of the Executive Officers of the Registrant indicating their age and certain biographical data.

W. HAYNE HIPP, Age 62
  Chairman of the Board of Liberty since May, 1995
  Chairman of the Board of Cosmos since May, 1995
  Chief Executive Officer of Liberty since January, 1979

HOWARD L. SCHROTT, Age 47
  Chief Financial Officer of Liberty since January, 2001
  Chief Financial Officer of Wink Communications Inc., a provider of complete end-to-end systems for low-cost electronic commerce on television, from May, 1999 to December, 2000
  Chief Financial Officer of Emmis Communications Corporation, a diversified media company, from 1991, to May, 1999

JAMES M. KEELOR, Age 59
  President of Liberty since February,  2002
  President of Cosmos since February, 1992
  Vice President, Operations, of Cosmos from December, 1989 to February, 1992

MARTHA G. WILLIAMS, Age 59
  Vice President, General Counsel & Secretary of Liberty since January, 1982 Secretary and Counsel of Cosmos since February, 1982

JONATHAN W. NORWOOD, Age 33
  Controller of Liberty since April, 2001
  CFO, TeamVest, a provider of investment management, recordkeeping, and plan administration services for 401(k) plans, from January 2000 to March, 2001 Director of Finance, TeamVest from March, 1996 to December, 1999

ITEM 2.           PROPERTIES

         The main office of the Company is located at 135 South Main Street, Greenville, SC.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY STOCKHOLDER MATTERS

         Information concerning the market for the Company's Common Stock and related stockholder matters is contained on the inside back cover of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 19 of this report and is incorporated in this Item 5 by reference.

ITEM 6.           SELECTED FINANCIAL DATA

         Selected Financial Data for the Company is contained on page 18 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on page 20 of this report and is incorporated in this Item 6 by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations is contained on pages 19-23 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 21-25 of this report and is incorporated in this Item 7 by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information related to quantitative and qualitative disclosures about market risk is contained on page 23 of The Liberty Corporation Annual Report to Shareholders and is included in Exhibit 13 on page 25 of this report and is incorporated in this Item 7A by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

         The Company's Consolidated Financial Statements and Report of Independent Auditors are contained on pages 2-17 of The Liberty Corporation Annual Report to Shareholders and is filed as Exhibit 13 on pages 26-38 of this report and are incorporated in this Item 8 by reference. Quarterly Results of Operations are contained on pages 13-14 of The Liberty Corporation Annual Report to Shareholders and is included in Exhibit 13 on page 35 of this report and are incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning Directors of the Company is contained in The Liberty Corporation Proxy Statement for the May 7, 2002 Annual Meeting of Shareholders and is incorporated in this Item 10 by reference.

         Information concerning Executive Officers of the Company is submitted in a separate section of this report in Part I, Item 1 on page 9 and is incorporated in this Item 10 by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         Information concerning Executive Compensation and transactions is contained in The Liberty Corporation Proxy Statement for the May 7, 2002 Annual Meeting of Shareholders and is incorporated in this Item 11 by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning Security Ownership of Certain Beneficial Owners and Management is contained in The Liberty Corporation Proxy Statement for the May 7, 2002 Annual Meeting of Shareholders and is incorporated in this Item 12 by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning Certain Relationships and Related Transactions is contained in The Liberty Corporation Proxy Statement for the May 7, 2002 Annual Meeting of Shareholders and is incorporated in this Item 13 by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(A)      (1) AND (2). LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
         SCHEDULES

         The following consolidated financial statements of The Liberty Corporation and Subsidiaries are included in the Company's Annual Report to Shareholders for the year ended December 31, 2001, filed as Exhibit 13 to this report and incorporated in Item 8 by reference:

         Consolidated Balance Sheets - December 31, 2001 and 2000
         Consolidated Statements of Income - For the three years ended December
           31, 2001
         Consolidated Statements of Shareholders' Equity - For the
           three years ended December 31, 2001
         Consolidated Statements of Cash Flows - For the three years ended
           December 31, 2001
         Notes to Consolidated Financial Statements - December 31, 2001
         Report of Independent Auditors

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

         4.3 See Credit Agreement dated March 21, 2001 (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10Q for the quarter ended June 30, 2001 and incorporated herein by reference).

         10.1     See Credit Agreement dated March 21, 2001 (filed as Exhibit
                  4.3).

         10.2 The Liberty Corporation Performance Incentive Compensation Program, as amended and restated on February 1, 2000, filed as
                  Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

         11. The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation (incorporated herein by reference to Note 13 of the "Notes to Consolidated Financial Statements" on page 14 of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 2001) filed on page 36 of this report.

         13. Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 2001:
                  Market for the Registrant's Common Stock and Related Security
                    Stockholder Matters
                  Selected Financial Data
                  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
                  Quantitative and Qualitative Disclosures About Market Risk Financial Statements and Supplementary Information:
                  Consolidated Balance Sheets - December 31, 2001 and 2000 Consolidated Statements of Income - For the three years ended
                    December 31, 2001
                  Consolidated Statements of Shareholders' Equity - For the
                    three years ended December 31, 2001
                  Consolidated Statements of Cash Flows - For the three years ended December 31, 2001
                  Notes to Consolidated Financial Statements - December 31, 2001 Report of Independent Auditors

         21.      The Liberty Corporation and Subsidiaries, List of Subsidiaries

         23.      Consent of Independent Auditors

         24. Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant's 10-K filed for the years ended December 31, 1983, 1985, 1989, 1994, 1995,
                  1996, 1997 1998, 1999, 2000 and 2001.

(B).              REPORTS ON FORM 8-K

                  The Company filed a current report on Form 8-K dated November 6, 2001 with respect to the press release announcing its third quarter 2001 operating results.

                  The Company filed a current report on Form 8-K dated November 6, 2001 with respect to The Liberty Corp. declaring a regular quarterly dividend of 22 cents per share on its common stock, payable on January 3, 2002 to shareholders of record on December 14, 2001.

(C).              EXHIBITS FILED WITH THIS REPORT


         11. The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation (incorporated herein by reference to Note 13 of the "Notes to Consolidated Financial Statements" on page 14 of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 2001) filed on page 36 of this report.

         13. Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 2001:

                  Market for the Registrant's Common Stock and Related Security Stockholder Matters

                  Selected Financial Data

                  Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk Financial Statements and Supplementary Information: Consolidated Balance Sheets - December 31, 2001 and 2000 Consolidated Statements of Income - For the three years ended December 31, 2001

                  Consolidated Statements of Shareholders' Equity - For the three years ended December 31, 2001 Consolidated Statements of Cash Flows - For the three years ended December 31, 2001 Notes to Consolidated Financial Statements - December 31, 2001

                  Report of Independent Auditors

         21.      The Liberty Corporation and Subsidiaries, List of Subsidiaries

         23.      Consent of Independent Auditors

(D).              CONSOLIDATED FINANCIAL STATEMENT SCHEDULES FILED WITH THIS
                  REPORT

                  II- Valuation and Qualifying Accounts and Reserves - For the Three Years Ended December 31, 2001

                                                                     Schedule II

                    THE LIBERTY CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                                   (In 000's)

                                                                              Additions
                                                                      ------------------------
                                                     Balance at       Charged to    Charged to                       Balance at
                                                      Beginning       Costs and        Other                             End
Deducted From Asset Accounts                          of Period        Expenses       Accounts     Deductions         of Period
----------------------------                         ----------       ----------    ----------     ----------        ----------
Year Ended December 31, 2001
 Accounts receivable -
    reserve for bad debts                              $  2,218        $  1,127          $--        $  1,095(a)        $  2,250
                                                       --------        --------        -----        --------           --------

Deferred income taxes -
   reserve for deferred tax assets                     $      0        $  1,450          $--        $     --           $  1,450
                                                       --------        --------        -----        --------           --------

Year Ended December 31, 2000
 Accounts receivable -
    reserve for bad debts                              $  1,319        $  1,255           --        $    356(a)        $  2,218
                                                       --------        --------        -----        --------           --------

Year Ended December 31, 1999
 Accounts receivable -
    reserve for bad debts                              $  1,163        $    573          $--        $    417(a)        $  1,319
                                                       --------        --------        -----        --------           --------

Notes:

(a)      Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, as of the 27th day of March, 2002.

THE LIBERTY CORPORATION                 By: /s/  Hayne Hipp
-----------------------                    ------------------------------------
       Registrant                          Hayne Hipp
                                           President and Chief
                                           Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 27th day of March, 2002.



By:   /s/ Howard L. Schrott                  *By:  /s/ John H. Mullin III
      ---------------------------                  ----------------------------
      Howard L. Schrott                            John H. Mullin III
      Chief Financial Officer                      Director



*By:  /s/ Edward E. Crutchfield              *By:  /s/ Benjamin F. Payton
      ---------------------------                  ----------------------------
      Edward E. Crutchfield                        Benjamin F. Payton
      Director                                     Director



*By:  /s/ John R. Farmer                     *By:  /s/ J. Thurston Roach
      ---------------------------                  ----------------------------
      John R. Farmer                               J. Thurston Roach
      Director                                     Director



 By:  /s/ Hayne Hipp                         *By:  /s/ Eugene E. Stone, IV
      ---------------------------                  ----------------------------
      Hayne Hipp                                   Eugene E. Stone, IV
      Director                                     Director



*By:  /s/ W. W. Johnson                      *By:  /s/ William B. Timmerman
      ---------------------------                  ----------------------------
      W. W. Johnson                                William B. Timmerman
      Director                                     Director



*By:  /s/ William O. McCoy                   *By:  /s/ Martha G. Williams
      ---------------------------                  ----------------------------
      William O. McCoy                             *Martha G. Williams, as
      Director                                     Special Attorney in Fact



*By:  /s/ Frank E. Melton
      ---------------------------
      Frank E. Melton
      Director

                           Annual Report on Form 10-K
                             The Liberty Corporation
                                December 31, 2001

                                Index to Exhibits

                                                                                                         PAGE
           EXHIBITS                                                                                     NUMBER

11.        The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share
                Computation (incorporated herein by reference to Note 13 of the "Notes to
                Consolidated Financial Statements" on page 14 of The Liberty Corporation
                Annual Report to Shareholders for the year ended December 31, 2001).                        36

13.        Portions of The Liberty Corporation Annual Report to Shareholders for the year ended December 31, 2001:

           Market for the Registrant's Common Stock and Related Security Stockholder Matters                19
           Selected Financial Data                                                                          20
           Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                               21-25
           Quantitative and Qualitative Disclosures About Market Risk                                       25
           Financial Statements and Supplementary Information:
             Consolidated Balance Sheets - December 31, 2001 and 2000                                       26
             Consolidated Statements of Income - For the three years ended December 31, 2001                27
             Consolidated Shareholders' Equity - For the three years ended December 31, 2001                28
             Consolidated Statements of Cash Flows - For the three years ended December 31,                 29
                2001
             Notes to Consolidated Financial Statements - December 31, 2001                              30-38
             Report of Independent Auditors                                                                 39

21.        The Liberty Corporation and Subsidiaries, List of Significant Subsidiaries                       40

23.        Consent of Independent Auditors                                                                  41