Form 10-Q
period 2002-03-31
LIBERTY CORP
filed 2002-05-15
CIK 59229

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-5846

THE LIBERTY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-0507055 (IRS Employer identification No.)

135 South Main Street, Greenville, SC 29601
(Address of principal executive offices)

Registrant’s telephone number, including area code: 864/241-5400

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

Number of shares Outstanding
Title of each class	as of March 31, 2002

Common Stock	19,745,898

PART I, ITEM 1
CONSOLIDATED AND CONDENSED BALANCE SHEETS
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
PART I, ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDIDTION
PART II, ITEM 6. Exhibit and Reports on Form 8-K
INDEX TO EXHIBITS
SIGNATURES
Second Amendment to Credit Agreement

PART I, ITEM 1
THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	March 31,	December 31,
(In 000's)	2002	2001

ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$39,221	$35,489
Receivables (net of allowance for doubtful accounts)	35,096	40,035
Program rights	3,112	4,678
Prepaid and other current assets	2,607	4,638
Income taxes receivable	6,719	6,719
Deferred income taxes	17,767	20,272

Total current assets	104,522	111,831
Property, plant, and equipment
Land	5,639	5,639
Buildings and improvements	40,549	37,819
Furniture and equipment	154,561	153,092
Less: Accumulated depreciation	(112,402)	(108,241)

	88,347	88,309
Intangible assets subject to amortization (net of $597 and $6,018 accumulated amortization in 2002 and 2001, respectively)	358	903
FCC licenses and network affiliations	304,285	380,718
Goodwill	101,387	101,387
Investments and other assets	59,705	54,190

Total assets	$658,604	$737,338

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$16,022	$16,919
Program contract obligations	3,296	4,949
Accrued income taxes	350	663

Total current liabilities	19,668	22,531
Deferred income taxes	94,754	123,556
Other liabilities	9,045	9,580

Total liabilities	123,467	155,667

Shareholders’ equity
Common stock	105,230	104,865
Unearned stock compensation	(3,468)	(3,687)
Retained earnings	432,934	480,556
Unrealized investment gains (losses)	441	(63)

Total shareholders’ equity	535,137	581,671

Total liabilities and shareholders’ equity	$658,604	$737,338

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

(In 000’s, except per share data)	2002	2001

	(Unaudited)
REVENUES
Station revenues (net of commissions)	$39,510	$39,066
Cable advertising and other revenues	3,316	2,875

Net revenues	42,826	41,941
EXPENSES
Operating expenses	26,857	25,599
Amortization of program rights	1,852	1,964
Depreciation and amortization of intangibles	4,720	7,872
Corporate, general, and administrative expenses	2,805	2,930

Total operating expenses	36,234	38,365
Operating income	6,592	3,576
Net investment income	2	3,348

Income before income taxes and cumulative effect of a change in accounting principle	6,594	6,924
Provision for income taxes	2,506	2,631

Income before the cumulative effect of a change in accounting principle	4,088	4,293
Cumulative effect of a change in accounting principle (net of income taxes of $29,045)	(47,388)	—

NET INCOME (LOSS)	$(43,300)	$4,293

EARNINGS (LOSS) PER SHARE:
Basic earnings per common share from income before the cumulative effect of a change in accounting principle	$0.21	$0.22
Cumulative effect of a change in accounting principle	(2.42)	—

Basic earnings (loss) per common share	$(2.21)	$0.22

Diluted earnings per common share from income before the cumulative effect of a change in accounting principle	$0.21	$0.22
Cumulative effect of a change in accounting principle	(2.40)	—

Diluted earnings (loss) per common share	$(2.19)	$0.22

Dividends per common share	$0.22	$0.22

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

(In 000’s)	2002	2001

	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(43,300)	$4,293
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	76,433	—
Gain on sale of operating assets	—	78
Realized investment (gains) losses	21	371
Depreciation	4,175	4,178
Amortization of intangibles	545	3,674
Amortization of program rights	1,852	1,960
Cash paid for program rights	(1,939)	(1,952)
Provision for deferred income taxes	(26,297)	1,113
Changes in operating assets and liabilities:
Receivables	4,939	5,997
Other assets	2,405	44,921
Accounts payable and accrued expenses	(897)	(50,574)
Accrued income taxes	(313)	(135,706)
Other liabilities	(535)	(1,437)
All other operating activities	477	(736)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	17,566	(123,820)

INVESTMENT ACTIVITIES
Purchase of property, plant, and equipment	(4,213)	(2,542)
Investments acquired	(6,500)	—
Proceeds from sale of investment properties	959	164
Other	—	(615)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,754)	(2,993)

FINANCING ACTIVITIES
Dividends paid	(4,322)	(4,314)
Stock issued for employee benefit and compensation programs	242	2,882
Repurchase of common stock	—	(549)

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	(4,080)	(1,981)
INCREASE (DECREASE) IN CASH	3,732	(128,794)
Cash at beginning of period	35,489	149,003

CASH AT END OF PERIOD	$39,221	$20,209

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated and condensed financial statements of The Liberty Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included is not necessarily indicative of the annual results that may be expected for the year ended December 31, 2002, but it does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The December 31, 2001 financial information was derived from the Company’s previously filed 2001 Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in The Liberty Corporation annual report on Form 10-K for the year ended December 31, 2001.

2.	ADOPTION OF FASB STATEMENT NO. 142 GOODWILL AND OTHER INTANGIBLE ASSETS

During the second quarter of 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142 Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and certain other identified intangibles no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and certain other identified intangibles ceases upon adoption of the Statement, which for the Company was January 1, 2002. The Company recorded $3.5 million ($2.2 million net of income taxes) of amortization expense related to intangibles that are no longer required to be amortized for the three months ended March 31, 2001. In connection with the adoption of Statement No. 142 the Company reduced the carrying value of its FCC licenses by $76.4 million ($47.4 million after-tax) as a cumulative effect of a change in accounting principle.

The following table reconciles net income as reported at March 31, 2001 to the adjusted March 31, 2001 net income, had Statement No. 142 been in effect as of January 1, 2001.

	Three Months
(in 000's)	Ended March 31,

	2002	2001

Reported income before cumulative effect of a change in accounting principle	$4,088	$4,293
Add back: Goodwill and indefinite lived intangible amortization (net of income taxes)	—	2,200

Adjusted income before cumulative effect of a change in accounting principle	4,088	6,493
Cumulative effect of a change in accounting principle (net of income taxes)	(47,388)	—

Adjusted net income (loss)	$(43,300)	$6,493

The following tables reconcile basic and diluted earnings per share as reported at March 31, 2001 to the adjusted March 31, 2001 basic and diluted earnings per share, had Statement No. 142 been in effect as of January 1, 2001.

	Three Months
	Ended March 31,

	2002	2001

Basic earnings per share:
Reported basic earnings before the cumulative effect of a change in accounting principle per share	$0.21	$0.22
Add back: Goodwill and indefinite lived intangible amortization (net of income taxes)	—	0.11

Adjusted basic earnings before the cumulative effect of a change in accounting principle per share	0.21	0.33
Cumulative effect of a change in accounting principle (net of income taxes)	(2.42)	—

Adjusted basic earnings (loss) per share	$(2.21)	$0.33

Diluted earnings per share:
Reported diluted earnings before the cumulative effect of a change in accounting principle per share	$0.21	$0.22
Add back: Goodwill and indefinite lived intangible amortization (net of income taxes)	—	0.11

Adjusted diluted earnings before the cumulative effect of a change in accounting principle per share	0.21	0.33
Cumulative effect of a change in accounting principle (net of income taxes)	(2.40)	—

Adjusted diluted earnings (loss) per share	$(2.19)	$0.33

At March 31, 2002 and December 31, 2001, the Company’s intangible assets not subject to amortization were comprised of FCC licenses and network affiliations. At March 31, 2002 and December 31, 2001, the Company’s intangible assets subject to amortization were comprised of leases acquired through station purchases for space on certain of its towers, and non-compete agreements. Estimated amortization expense resulting from intangible assets subject to amortization for the five year period ending 2006 is expected to be as follows:

(in 000’s)	Estimated Amortization

2002	$700
2003	205
2004	125
2005	125
2006	125

3.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related income taxes, for the three month periods ended March 31, 2002 and 2001, respectively, are as follows:

	Three Months Ended
	March 31,

	2002	2001

(In 000’s)
Net income (loss)	$(43,300)	$4,293
Unrealized gains / (losses) on securities	504	(373)

Comprehensive income (loss)	$(42,796)	$3,920

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

The following table summarizes financial information by segment for the three month periods ended March 31, 2002 and 2001:

	Three Months Ended
(In 000’s)	March 31,

	2002	2001

Revenue
Broadcasting	$39,510	$39,066
Cable advertising	3,180	2,411
Other	136	464

Total revenue	$42,826	$41,941

Income before income taxes and cumulative effect of a change in accounting principle
Broadcasting	$9,769	$6,890
Cable advertising	16	(344)
Corporate and other	(3,191)	378

Total income before income taxes and cumulative effect of a change in accounting principle	$6,594	$6,924

There were no material changes in assets by segment from those disclosed in the Company’s 2001 annual report other than the impact of the adoption of FASB Statement No. 142 Goodwill and Other Intangible Assets as described in Note 2 to the Consolidated and Condensed Financial Statements. The goodwill that appears on the face of the balance sheet arose through the acquisition of certain television stations, and therefore has been assigned in its entirety to the Broadcasting segment.

5.	EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share from continuing operations is as follows:

	Three Months Ended
(In 000’s except per share data)	March 31,

	2002	2001

	(Unaudited)
Numerator – Earnings:

Income before the cumulative effect of change in accounting principle	$4,088	$4,293
Effect of dilutive securities	—	—

Numerator for basic and diluted earnings per common share	$4,088	$4,293

Denominator – Average Shares Outstanding:
Denominator for basic earnings before the cumulative effect of a change in accounting principle per common share– weighted average shares	19,633	19,572

Effect of dilutive securities:
Stock options	115	55

Denominator for diluted earnings before the cumulative effect of a change in accounting principle per common share	19,748	19,627

Basic earnings before the cumulative effect of a change in accounting principle per common share	$0.21	$0.22

Diluted earnings before the cumulative effect of a change in accounting principle per common share	$0.21	$0.22

6.	CREDIT FACILITY

On March 21, 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. During the first quarter of 2002, the Company extended the term of the facility to May 20, 2002. The Company is currently negotiating with its bank to renew the facility for an additional year on substantially similar terms. No amounts have been drawn on this facility since inception.

7.	RECLASSIFICATIONS

Certain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year.

PART I, ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(Unaudited)

The Liberty Corporation is a holding company with operations primarily in the television broadcasting industry. The Company’s television broadcasting subsidiary, Cosmos Broadcasting, consists of fifteen network-affiliated stations located in the Southeast and Midwest, a cable advertising company, a video production company and a professional broadcast equipment dealership. Eight of the Company’s television stations are affiliated with NBC, five with ABC, and two with CBS.

SEASONALITY OF TELEVISION REVENUES

The Company’s revenues are usually subject to seasonal fluctuations. The advertising revenues of the stations are generally highest in the second and fourth quarter of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenues in even-numbered years tend to be higher as they benefit from advertising placed by candidates for political offices and demand for advertising time in Olympic broadcasts.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001
 Total net revenue increased $0.9 million, on a year-over-year basis. Station net revenue increased $0.4 million for the same period. Net revenue was up due mainly to the presence of political and Olympic spending during 2002 that was absent during 2001. Political revenue for the first quarter of 2002 was $1.4 million as compared to $0.2 million in the first quarter of 2001. Local revenue was up five percent while national revenue was down two percent on a year-over-year basis. Local revenue increased primarily due to increases in the automotive and fast-food advertising categories. Cable and other revenue increased due to generally stronger advertising environments in several of its markets, coupled with start up operations at certain locations in the previous year being fully operational during 2002.

Operating expenses, which include amortization of program rights, were $28.7 million for the first quarter of 2002, an increase of $1.1 million over the $27.6 million reported for the first quarter of 2001. The increase in operating expenses is mainly attributable to increased personnel costs related to the addition of personnel in the Company’s cable advertising business, the addition of nightly and weekend news casts at one of the Company’s stations, and annual salary increases across all of the Company’s stations.

Depreciation and amortization was $4.7 million for the first quarter of 2002, a decrease of $3.2 million over the $7.9 million reported for the first quarter of 2001. During the first quarter of 2002, the Company adopted FASB Statement No.142 Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and certain other identified intangibles no longer be amortized to earnings, but instead be reviewed for impairment. Had Statement No. 142 been effective during the first quarter of 2001, reported depreciation and amortization expense would have been approximately $4.6 million. (See Note 2 of the accompanying Notes to Consolidated and Condensed Financial Statements for further details).

Net investment income for the quarter was break-even, as approximately $0.5 million of interest and gains on the sale of real estate were offset by a $0.5 million impairment charge taken in the Company’s venture capital portfolio. During the quarter, the Company determined that one of its investments had a carrying value in excess of its fair value,

Management’s Discussions and Analysis continued

and that the excess was other than temporary. The net investment income of $3.3 million reported in 2001 was related to the interest earned on $135 million of residual insurance operations sales proceeds. These residual proceeds were remitted at the end of the first quarter of 2001 to the federal government to pay income taxes related to the November 2000 sale of the company’s insurance operations.

Broadcast Cash Flow Information
 The Company has included operating cash flow and broadcast cash flow data because management believes that such data are commonly used as measures of performance among companies in the broadcast industry. The Company also believes that these measures are frequently used by investors, analysts, valuation firms, and lenders as some of the important determinants of underlying asset value. Operating cash flow and broadcast cash flow should not be considered in isolation, or as alternatives to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity’s operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. These measures are believed to be, but may not be, comparable to similarly titled measures used by other companies.

(In 000’s)	Three Months Ended
	March 31,

	2002	2001

Operating income	$6,592	$3,576
Add:
Depreciation and amortization	4,720	7,872
Adjustment for network compensation due vs. accrued	1,234	—
Non-cash compensation	615	76

Operating cash flow	13,161	11,524
Corporate cash expenses	2,556	2,834

Broadcast cash flow	$15,717	$14,358

Broadcast cash flow was $15.7 million for the first quarter of 2002, compared with $14.4 million for the prior-year first quarter. The increase in broadcast cash flow is attributable to political spending in 2002, and to the policy the Company adopted in late 2001 to make up to 50% of the discretionary contribution to the Company’s retirement and savings plan in 2002 in stock as opposed to cash.

Capital, Financing and Liquidity
 At March 31, 2002, the Company had cash of $39.2 million and an unused line of credit of $100 million. The Company anticipates that its primary sources of cash, those being current cash balances, operating cash flow, and the available line of credit will be sufficient to finance the operating requirements of its stations and their anticipated capital expenditures, for both the next 12 months and the foreseeable future thereafter.

Cash Flows
 The Company’s net cash flow provided by operating activities was $17.6 million for the first three months of 2002 compared to cash used in operating activities of $123.8 million for the same period of 2001. The change in cash provided by operating activities is attributable primarily to the $135 million of taxes related to the sale of the Company’s insurance operations that were remitted to taxing authorities during the first quarter of 2001. Excluding these tax payments, cash provided by operations during the first quarter of 2001 was $11.9 million. The Company’s net cash used in investing activities was $9.8 million for the three month period ended March 31, 2002, as compared to

Management’s Discussions and Analysis continued

$3.0 million for the same period of 2001. The increase in net cash used in investing activities is attributable to the higher levels of investment activity in 2002, as the Company deployed a portion of its cash to acquire investments in private debt and equity securities. Net cash used in financing activities for the three months ended March 31, 2002 was $4.1 million compared to $2.0 million for the first three months of 2001. The increase in net cash used in financing activities is due mainly to the lower levels of employee stock option exercises in the first quarter of 2002 as compared to 2001.

Forward Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information contained herein or in any other written or oral statements made by, or on behalf of the Company, is or may be viewed as forward-looking. The words “expect,” “believe,” “anticipate” or similar expressions identify forward-looking statements. Although the Company has used appropriate care in developing any such forward-looking information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the following: changes in national and local markets for television advertising; changes in general economic conditions, including the performance of financial markets and interest rates; competitive, regulatory, or tax changes that affect the cost of or demand for the Company’s products; and adverse litigation results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.

PART II, ITEM 6. Exhibit and Reports on Form 8-K

a.		A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

b.	1.	The Company filed a current report on Form 8-K dated February 5, 2002 with respect to the press release announcing its fourth quarter 2001 operating results.

	2.	The Company filed a current report on Form 8-K dated February 5, 2002 with respect to The Liberty Corp. declaring a regular quarterly dividend of 22 cents per share on its common stock, payable on April 2, 2002 to shareholders of record on March 15, 2002.

INDEX TO EXHIBITS

EXHIBIT 10	Second Amendment to Credit Agreement

EXHIBIT 11	Consolidated Earnings Per Share Computation (included in Note 5 of Notes to Consolidated and Condensed Financial Statements)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LIBERTY CORPORATION (Registrant)	Date: May 14, 2002

/s/ Howard L. Schrott Howard L. Schrott Chief Financial Officer

/s/ Martha G. Williams Martha G. Williams Vice President, General Counsel and Secretary