Form 10-Q
period 2002-06-30
LIBERTY CORP
filed 2002-08-13
CIK 59229

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-5846

THE LIBERTY CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	57-0507055
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

Number of shares Outstanding
Title of each class	as of June 30, 2002

Common Stock	19,787,217

PART I, ITEM 1
THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED BALANCE SHEETS

(In 000's)	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,494	$35,489
Receivables (net of allowance for doubtful accounts)	39,226	40,035
Program rights	1,679	4,678
Prepaid and other current assets	2,681	4,638
Income taxes receivable	6,719	6,719
Deferred income taxes	12,850	20,272

Total current assets	113,649	111,831
Property, plant, and equipment
Land	5,639	5,639
Buildings and improvements	43,744	37,819
Furniture and equipment	157,137	153,092
Less: Accumulated depreciation	(116,388)	(108,241)

	90,132	88,309
Intangible assets subject to amortization (net of $637 and $6,018 accumulated amortization in 2002 and 2001, respectively)	467	903
FCC licenses and network affiliations	304,285	380,718
Goodwill	101,387	101,387
Investments and other assets	51,658	54,190

Total assets	$661,578	$737,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,790	$16,919
Program contract obligations	1,675	4,949
Accrued income taxes	300	663

Total current liabilities	21,765	22,531
Deferred income taxes	89,974	123,556
Other liabilities	8,498	9,580

Total liabilities	120,237	155,667

Shareholders’ equity
Common stock	106,814	104,865
Unearned stock compensation	(3,249)	(3,687)
Retained earnings	437,420	480,556
Unrealized investment gains (losses)	356	(63)

Total shareholders’ equity	541,341	581,671

Total liabilities and shareholders’ equity	$661,578	$737,338

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In 000's, except per share data)	2002	2001	2002	2001

	(Unaudited)
REVENUES
Station revenues (net of commissions)	$47,586	$44,665	$87,096	$83,731
Cable advertising and other revenues	4,219	3,473	7,535	6,348

Net revenues	51,805	48,138	94,631	90,079
EXPENSES
Operating expenses	28,897	26,289	55,754	51,888
Amortization of program rights	1,864	1,972	3,716	3,936
Depreciation and amortization of intangibles	4,190	7,448	8,910	15,320
Corporate, general, and administrative expenses	2,795	3,221	5,600	6,151

Total operating expenses	37,746	38,930	73,980	77,295
Operating income	14,059	9,208	20,651	12,784
Net investment income	198	2,534	200	5,882

Income before income taxes and cumulative effect of a change in accounting principle	14,257	11,742	20,851	18,666
Provision for income taxes	5,417	4,462	7,923	7,093

Income before the cumulative effect of a change in accounting principle	8,840	7,280	12,928	11,573
Cumulative effect of a change in accounting principle (net of income taxes of $29,045)	—	—	(47,388)	—
NET INCOME (LOSS)	$8,840	$7,280	$(34,460)	$11,573

EARNINGS (LOSS) PER SHARE:
Basic earnings per common share from income before the cumulative effect of a change in accounting principle	$0.45	$0.37	$0.65	$0.59
Cumulative effect of a change in accounting principle	—	—	(2.39)	—

Basic earnings (loss) per common share	$0.45	$0.37	$(1.74)	$0.59

Diluted earnings per common share from income before the cumulative effect of a change in accounting principle	$0.44	$0.37	$0.65	$0.59
Cumulative effect of a change in accounting principle	—	—	(2.38)	—

Diluted earnings (loss) per common share	$0.44	$0.37	$(1.73)	$0.59

Dividends per common share	$0.22	$0.22	$0.22	$0.22

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

(In 000's)	2002	2001

	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(34,460)	$11,573
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	76,433	—
Gain on sale of operating assets	—	62
Realized investment (gains) losses	3,042	(1,459)
Depreciation	8,325	8,827
Amortization of intangibles	585	6,456
Amortization of program rights	3,716	3,936
Cash paid for program rights	(3,991)	(3,979)
Provision for deferred income taxes	(26,160)	5,154
Changes in operating assets and liabilities:
Receivables	809	2,190
Other assets	9,596	45,461
Accounts payable and accrued expenses	2,871	(51,308)
Accrued income taxes	(363)	(135,829)
Other liabilities	(1,082)	(463)
All other operating activities	561	(605)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	39,882	(109,984)
INVESTMENT ACTIVITIES
Purchase of property, plant, and equipment	(10,148)	(5,699)
Investments acquired	(8,000)	—
Proceeds from sale of investments	96	1,245
Proceeds from sale of investment properties	1,203	843
Other	—	16

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(16,849)	(3,595)
FINANCING ACTIVITIES
Dividends paid	(8,676)	(8,649)
Stock issued for employee benefit and compensation programs	648	4,475
Repurchase of common stock	—	(9,642)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,028)	(13,816)
INCREASE (DECREASE) IN CASH	15,005	(127,395)
Cash at beginning of period	35,489	149,003

CASH AT END OF PERIOD	$50,494	$21,608

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
June 30, 2002
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

During the second quarter of 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142 “Goodwill and Other Intangible Assets”. Statement No. 142 requires that goodwill and certain other identified intangibles no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and certain other identified intangibles ceases upon adoption of the Statement, which for the Company was January 1, 2002. The Company recorded $3.8 million ($2.4 million net of income taxes) and $7.4 million ($4.6 million net of income taxes) of amortization expense related to intangibles that are no longer required to be amortized for the three and six month periods ending June 30, 2001, respectively. In connection with the adoption of Statement No. 142, the Company reduced the carrying value of its FCC licenses by $76.4 million ($47.4 million after-tax) as a cumulative effect of a change in accounting principle.

The following table reconciles net income for the three and six month periods ended June 30, 2001 as reported to the adjusted June 30, 2001 net income, had Statement No. 142 been in effect as of January 1, 2001.

	Three Months		Six Months
(in 000's)	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Reported income before cumulative effect of a change in accounting principle	$8,840	$7,280	$12,928	$11,573
Add back : Goodwill and indefinite lived intangible amortization (net of income taxes)	—	2,381	—	4,581

Adjusted income before cumulative effect of a change in accounting principle	8,840	9,661	12,928	16,154
Cumulative effect of a change in accounting principle (net of income taxes)	—	—	(47,388)	—

Adjusted net income (loss)	$8,840	$9,661	$(34,460)	$16,154

The following tables reconcile basic and diluted earnings per share as reported at June 30, 2001 to the adjusted June 30, 2001 basic and diluted earnings per share, had Statement No. 142 been in effect as of January 1, 2001.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Basic earnings per share:
Reported basic earnings before the cumulative effect of a change in accounting principle per share	$0.45	$0.37	$0.65	$0.59
Add back : Goodwill and indefinite lived intangible amortization (net of income taxes)	—	0.12	—	0.23

Adjusted basic earnings before the cumulative effect of a change in accounting principle per share	0.45	0.49	0.65	0.82
Cumulative effect of a change in accounting principle (net of income taxes)	—	—	(2.39)	—

Adjusted basic earnings (loss) per share	$0.45	$0.49	$(1.74)	$0.82

Diluted earnings per share:
Reported diluted earnings before the cumulative effect of a change in accounting principle per share	$0.44	$0.37	$0.65	$0.59
Add back : Goodwill and indefinite lived intangible amortization (net of income taxes)	—	0.12	—	0.23

Adjusted diluted earnings before the cumulative effect of a change in accounting principle per share	0.44	0.49	0.65	0.82
Cumulative effect of a change in accounting principle (net of income taxes)	—	—	(2.38)	—

Adjusted diluted earnings (loss) per share	$0.44	$0.49	$(1.73)	$0.82

At June 30, 2002 and December 31, 2001, the Company’s intangible assets not subject to amortization were comprised of FCC licenses and network affiliations. At June 30, 2002 and December 31, 2001, the Company’s intangible assets subject to amortization were comprised of leases acquired through station purchases for space on certain of its towers, non-compete agreements, and loan costs associated with the Company’s unused line of credit. Estimated amortization expense resulting from intangible assets subject to amortization for the five year period ending 2006 is expected to be as follows:

(in 000's)	Estimated Amortization

2002	$700
2003	205
2004	125
2005	125
2006	125

3.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related income taxes, for the three and six month periods ended June 30, 2002 and 2001, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In 000's)	2002	2001	2002	2001

Net income (loss)	$8,840	$7,280	$(34,460)	$11,573
Unrealized gains / (losses) on securities	(85)	(369)	419	(742)

Comprehensive income (loss)	$8,755	$6,911	$(34,041)	$10,831

4.	SEGMENT REPORTING

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

The following table summarizes financial information by segment for the three and six month periods ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
(In 000's)	June 30,		June 30,

	2002	2001	2002	2001

Revenues
Broadcasting	$47,586	$44,665	$87,096	$83,731
Cable advertising	4,184	3,290	7,364	5,701
Other	35	183	171	647

Total revenues	$51,805	$48,138	$94,631	$90,079

Income before income taxes and cumulative effect of a change in accounting principle
Broadcasting	$16,478	$12,459	26,247	$19,349
Cable advertising	766	414	782	70
Corporate and other	(2,987)	(1,131)	(6,178)	(753)

Total income before income taxes and cumulative effect of a change in accounting principle	$14,257	$11,742	$20,851	$18,666

There were no material changes in assets by segment from those disclosed in the Company’s 2001 annual report other than the impact of the adoption of FASB Statement No. 142 “Goodwill and Other Intangible Assets” as described in Note 2 to the Consolidated and Condensed Financial Statements. The goodwill that appears on the face of the balance sheet arose through the acquisition of certain television stations, and therefore has been assigned in its entirety to the Broadcasting segment.

5.	EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share from continuing operations is as follows:

	Three Months Ended		Six Months Ended
(In 000's except per share data)	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)
Numerator — Earnings:
Income before the cumulative effect of change in accounting principle	$8,840	$7,280	$12,928	$11,573
Effect of dilutive securities	—	—	—	—

Numerator for basic and diluted earnings per common share	$8,840	$7,280	$12,928	$11,573

Denominator – Average Shares Outstanding:
Denominator for basic earnings before the cumulative effect of a change in accounting principle per common share – weighted average shares	19,785	19,607	19,766	19,590
Effect of dilutive securities:
Stock options	117	95	116	75

Denominator for diluted earnings before the cumulative effect of a change in accounting principle per common share	19,902	19,702	19,882	19,665

Basic earnings before the cumulative effect of a change in accounting principle per common share	$0.45	$0.37	$0.65	$0.59
Diluted earnings before the cumulative effect of a change in accounting principle per common share	$0.44	$0.37	$0.65	$0.59

6.	CREDIT FACILITY

On March 21, 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. On May 20, 2002, the Company renewed the facility for an additional year on substantially similar terms. No amounts have been drawn on this facility since inception.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Total net revenue increased $3.7 million, on a year-over-year basis. Station net revenue increased $2.9 million for the same period. Station net revenue was up due mainly to the presence of political spending during 2002 that was absent during 2001. Political revenue for the second quarter of 2002 was $3.9 million as compared to $0.7 million in the second quarter of 2001. Local revenue was up three percent and national revenue was up one percent on a year-over-year basis. Local revenue increased primarily due to increases in the automotive, retail, and fast-food advertising categories. Network compensation was down on a year-over-year basis as a majority of the Company’s stations began operating under new network contracts during the second half of 2001. Cable and other revenue increased due to political revenue in 2002 that was not present in 2001, and generally stronger advertising environments in several of its markets.

Operating expenses, which include amortization of program rights, were $30.8 million for the second quarter of 2002, an increase of $2.5 million over the $28.3 million reported for the second quarter of 2001. The increase in operating expenses is mainly attributable to increased personnel costs related to the addition of personnel in the Company’s cable advertising business, the addition of nightly and weekend news casts at one of the Company’s stations, and annual salary increases across all of the Company’s stations.

Depreciation and amortization was $4.2 million for the second quarter of 2002, a decrease of $3.2 million over the $7.4 million reported for the second quarter of 2001. During the first quarter of 2002, the Company adopted FASB Statement No.142 “Goodwill and Other Intangible Assets”. Statement No. 142 requires that goodwill and certain other identified intangibles no longer be amortized to earnings, but instead be reviewed for impairment. Had Statement No. 142 been effective as of the beginning of the first quarter of 2001, reported depreciation and amortization expense would have been approximately $3.6 million. (See Note 2 of the accompanying Notes to Consolidated and Condensed Financial Statements for further details).

Management’s Discussion and Analysis

Net investment income for the second quarter of 2002 was $0.2 million as compared to $2.5 million for the second quarter of 2001. During the second quarter of 2002, the Company received $2.7 million of distributions from venture capital investments and interest income which were offset by a $2.5 million non-cash impairment charge taken on one of the Company’s private equity investments. The impairment charge resulted from the Company determining during the quarter that this investment had a carrying value in excess of its fair value, and that the excess was other than temporary. The net investment income of $2.5 million reported in 2001 was related to gains from the Company’s marketable equity and real estate portfolios.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Total net revenue increased $4.6 million, on a year-over-year basis. Station net revenue increased $3.4 million for the same period. Net revenue was up due mainly to the presence of political spending during 2002 that was absent during 2001. Political revenue for the first half of 2002 was $5.5 million as compared to $0.8 million in the first half of 2001. Local revenue was up four percent while national revenue was flat on a year-over-year basis. Local revenue increased primarily due to increases in the automotive and fast-food advertising categories. Network compensation was down on a year-over-year basis as a majority of the Company’s stations began operating under new network contracts during the second half of 2001. Cable and other revenue increased due to political revenue in 2002 that was not present in 2001, generally stronger advertising environments in several of its markets, and start up operations at certain locations in the previous year being fully operational during 2002.

Operating expenses, which include amortization of program rights, were $59.5 million for the first half of 2002, an increase of $3.7 million over the $55.8 million reported for the first half of 2001. The increase in operating expenses is mainly attributable to increased personnel costs related to the addition of personnel in the Company’s cable advertising business, the addition of nightly and weekend news casts at one of the Company’s stations, and annual salary increases across all of the Company’s stations.

Depreciation and amortization was $8.9 million for the first half of 2002, a decrease of $6.4 million over the $15.3 million reported for the first half of 2001. During the first quarter of 2002, the Company adopted FASB Statement No.142 “Goodwill and Other Intangible Assets”. Statement No. 142 requires that goodwill and certain other identified intangibles no longer be amortized to earnings, but instead be reviewed for impairment. Had Statement No. 142 been effective as of the beginning of the first quarter of 2001, reported depreciation and amortization expense would have been approximately $7.9 million. (See Note 2 of the accompanying Notes to Consolidated and Condensed Financial Statements for further details).

Net investment income for the first half of 2002 was $0.2 million, as approximately $3.2 million of interest income, venture capital distributions, and gains on the sale of real estate were offset by $3.0 million of impairment charges taken in the Company’s venture capital and private equity portfolios. The net investment income of $5.9 million reported for the first half of 2001 was related to the interest earned on $135 million of residual insurance operations sales proceeds and gains from the Company’s marketable equity and real estate portfolios. The residual insurance operations sales proceeds were remitted at the end of the first quarter of 2001 to the federal government to pay income taxes related to the November 2000 sale of the company’s insurance operations.

Management’s Discussion and Analysis

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

(In 000's)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Operating income	$14,059	$9,208	$20,651	$12,784
Add:
Depreciation and amortization	4,190	7,448	8,910	15,320
Adjustment for network compensation due vs. accrued	1,232	—	2,466	—
Non-cash compensation	600	233	1,215	309

Operating cash flow	20,081	16,889	33,242	28,413
Corporate cash expenses	2,550	2,962	5,106	5,795

Broadcast cash flow	$22,631	$19,851	$38,348	$34,208

Broadcast cash flow was $22.6 million for the second quarter of 2002, compared with $19.9 million for the prior-year second quarter. Broadcast cash flow was $38.3 million and $34.2 million for the six months ended June 30, 2002 and 2001, respectively. The increase in broadcast cash flow for both the quarter and year-to-date periods is attributable to political spending in 2002, and to the policy the Company adopted in late 2001 to make up to 50% of the discretionary contribution to the Company’s retirement and savings plan in 2002 in stock as opposed to cash.

Capital, Financing and Liquidity

At June 30, 2002, the Company had cash of $50.5 million and an unused line of credit of $100 million. The Company anticipates that its primary sources of cash, those being current cash balances, operating cash flow, and the available line of credit will be sufficient to finance the operating requirements of its stations and their anticipated capital expenditures, for both the next 12 months and the foreseeable future thereafter.

Cash Flows

The Company’s net cash flow provided by operating activities was $39.9 million for the first six months of 2002 compared to cash used in operating activities of $110.0 million for the same period of 2001. The change in cash provided by operating activities is attributable primarily to the $135 million of taxes related to the sale of the Company’s insurance operations that were remitted to taxing authorities during the first quarter of 2001. Excluding these tax payments, cash provided by operations during the first half of 2001 was $25.0 million. The Company’s net cash used in investing activities was $16.8 million for the six month period ended June 30, 2002, as compared to $3.6 million for the same period of 2001. The increase in net cash used in investing activities is attributable to higher levels of fixed asset purchases and increased investing activity in 2002 as the Company deployed a portion of its cash to acquire investments in private

Management’s Discussion and Analysis

debt and equity securities. Net cash used in financing activities for the six months ended June 30, 2002 was $8.0 million compared to $13.8 million for the first six months of 2001. The decrease in net cash used in financing activities is due mainly to the absence of stock repurchases during 2002, offset by lower levels of employee stock option exercises.

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

PART II, ITEM 4. Submission of Matters to a Vote of Security Holders

a.	The annual meeting of shareholders of the registrant was held May 7, 2002.

b.	The following individuals were elected to serve for three-year terms: Benjamin F. Payton, Frank E. Melton, John H. Mullin, III, and Eugene E. Stone, IV.

c.	Matters voted upon at the annual meeting were as follows:

			Withheld/	Broker
	For	Against	Abstentions	Non-votes

To elect as director:
Benjamin F. Payton	14,424,199	—	3,263,164	—
Frank E. Melton	14,434,511	—	3,252,852	—
John. H. Mullin, III	14,434,511	—	3,252,852	—
Eugene E. Stone, IV	14,434,511	—	3,252,852	—
To approve Ernst & Young as independent auditors:	17,406,951	244,541	—	35,871

d.	There were no settlements between the registrant and any other participants.

PART II, ITEM 6. Exhibit and Reports on Form 8-K

a.	A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

b.

	1.	The Company filed a current report on Form 8-K dated May 7, 2002 with respect to the press release announcing its first quarter 2002 operating results.

	2.	The Company filed a current report on Form 8-K dated May 7, 2002 with respect to The Liberty Corp. declaring a regular quarterly dividend of 22 cents per share on its common stock, payable on July 2, 2002 to shareholders of record on June 14, 2002.

INDEX TO EXHIBITS

EXHIBIT 10	Third Amendment to Credit Agreement

EXHIBIT 11	Consolidated Earnings Per Share Computation (included in Note 5 of Notes to Consolidated and Condensed Financial Statements)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LIBERTY CORPORATION	Date: August 13, 2002
(Registrant)

/s/ Howard L. Schrott
Howard L. Schrott
Chief Financial Officer

/s/ Martha G. Williams
Martha G. Williams
Vice President, General Counsel and Secretary