Form 10-Q
period 2002-09-30
LIBERTY CORP
filed 2002-11-07
CIK 59229

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

Number of shares Outstanding
Title of each class	as of September 30, 2002

Common Stock	19,638,717

PART I, ITEM 1

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED BALANCE SHEETS

(In 000's)	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,978	$35,489
Receivables (net of allowance for doubtful accounts)	35,174	40,035
Program rights	5,962	4,678
Prepaid and other current assets	3,159	4,638
Income taxes receivable	3,024	6,719
Deferred income taxes	8,814	20,272

Total current assets	117,111	111,831

Property, plant, and equipment
Land	5,639	5,639
Buildings and improvements	46,985	37,819
Furniture and equipment	159,068	153,092
Less: Accumulated depreciation	(120,668)	(108,241)

	91,024	88,309

Intangible assets subject to amortization (net of $688 and $6,018 accumulated amortization in 2002 and 2001, respectively)	417	903
FCC licenses and network affiliations	304,285	380,718
Goodwill	101,387	101,387
Investments and other assets	50,420	54,190

Total assets	$664,644	$737,338

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$20,052	$16,919
Program contract obligations	6,041	4,949
Accrued income taxes	7,300	663

Total current liabilities	33,393	22,531

Deferred income taxes	84,780	123,556
Other liabilities	8,399	9,580

Total liabilities	126,572	155,667

Shareholders’ equity Common stock	101,549	104,865
Unearned stock compensation	(4,082)	(3,687)
Retained earnings	440,230	480,556
Unrealized investment gains (losses)	375	(63)

Total shareholders’ equity	538,072	581,671

Total liabilities and shareholders’ equity	$664,644	$737,338

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(In 000's, except per share data)	2002	2001		2002	2001

	(Unaudited)
REVENUES
Station revenues (net of commissions)	$46,173		$36,925	$133,269	$120,656
Cable advertising and other revenues	3,993		3,232	11,528	9,581

Net revenues	50,166		40,157	144,797	130,237

EXPENSES
Operating expenses	28,725		25,640	84,479	77,529
Amortization of program rights	1,826		2,021	5,542	5,957
Depreciation and amortization of intangibles	4,433		8,397	13,343	23,717
Corporate, general, and administrative expenses	3,586		3,734	9,186	9,885

Total operating expenses	38,570		39,792	112,550	117,088

Operating income	11,596		365	32,247	13,149

Net investment income (loss)	(87)		(1,915)	113	3,967

Income (Loss) before income taxes and the cumulative effect of a change in accounting principle	11,509		(1,550)	32,360	17,116

Provision for (benefit from) income taxes	4,332		(589)	12,255	6,504

Income (Loss) before the cumulative effect of a change in accounting principle	7,177		(961)	20,105	10,612

Cumulative effect of a change in accounting principle (net of income taxes of $29,045)	—		—	(47,388)	—

NET INCOME (LOSS)	$7,177		$(961)	$(27,283)	$10,612

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per common share from income before the cumulative effect of a change in accounting principle	$0.37	$	(0.05)	$1.02	$0.54
Cumulative effect of a change in accounting principle	—		—	(2.41)	—

Basic earnings (loss) per common share	$0.37	$	(0.05)	$(1.39)	$0.54

Diluted earnings (loss) per common share from income before the cumulative effect of a change in accounting principle	$0.36	$	(0.05)	$1.02	$0.54
Cumulative effect of a change in accounting principle	—		—	(2.40)	—

Diluted earnings (loss) per common share	$0.36	$	(0.05)	$(1.38)	$0.54

Dividends per common share	$0.22		$0.22	$0.66	$0.66

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

(In 000's)	2002	2001

	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(27,283)	$10,612
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	76,433	—
Loss (Gain) on sale of operating assets	77	(29)
Realized investment losses	3,327	1,720
Depreciation	12,707	13,078
Amortization of intangibles	636	10,639
Amortization of program rights	5,542	5,957
Cash paid for program rights	(5,734)	(5,951)
Provision for deferred income taxes	(27,152)	10,209
Changes in operating assets and liabilities:
Receivables	4,861	6,290
Other assets	16,397	41,688
Accounts payable and accrued expenses	3,133	(50,814)
Accrued income taxes	6,637	(130,692)
Other liabilities	(1,181)	(487)
All other operating activities	675	408

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	69,075	(87,372)

INVESTMENT ACTIVITIES
Purchase of property, plant, and equipment	(15,648)	(8,532)
Proceeds from the sale of property, plant, and equipment	149	—
Investments acquired	(10,585)	(4,000)
Proceeds from sale of investments	201	2,755
Proceeds from sale of investment properties	1,228	877
Other	—	29

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(24,655)	(8,871)

FINANCING ACTIVITIES
Dividends paid	(13,043)	(12,952)
Stock issued for employee benefit and compensation programs	648	7,679
Repurchase of common stock	(6,536)	(9,642)

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	(18,931)	(14,915)

INCREASE (DECREASE) IN CASH	25,489	(111,158)
Cash at beginning of period	35,489	149,003

CASH AT END OF PERIOD	$60,978	$37,845

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
September 30, 2002
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

During the second quarter of 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142 “Goodwill and Other Intangible Assets”. Statement No. 142 requires that goodwill and certain other identified intangibles no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and certain other identified intangibles ceased upon adoption of the Statement, which for the Company was January 1, 2002. The Company recorded $3.9 million ($2.4 million net of income taxes) and $11.3 million ($7.0 million net of income taxes) of amortization expense related to intangibles that are no longer required to be amortized for the three and nine month periods ending September 30, 2001, respectively. In connection with the adoption of Statement No. 142, the Company reduced the carrying value of its FCC licenses by $76.4 million ($47.4 million after-tax) as a cumulative effect of a change in accounting principle.

The following table reconciles net income for the three and nine month periods ended September 30, 2001 as reported to the adjusted September 30, 2001 net income, had Statement No. 142 been in effect as of January 1, 2001.

	Three Months		Nine Months
(in 000's)	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Reported income (loss) before cumulative effect of a change in accounting principle	$7,177	$(961)	$20,105	$10,612
Add back: Goodwill and indefinite lived intangible amortization (net of income taxes)	—	2,398	—	6,979

Adjusted income before cumulative effect of a change in accounting principle	7,177	1,437	20,105	17,591
Cumulative effect of a change in accounting principle (net of income taxes)	—	—	(47,388)	—

Adjusted net income (loss)	$7,177	$1,437	$(27,283)	$17,591

The following tables reconcile basic and diluted earnings per share as reported at September 30, 2001 to the adjusted September 30, 2001 basic and diluted earnings per share, had Statement No. 142 been in effect as of January 1, 2001.

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic earnings per share:
Reported basic earnings (loss) before the cumulative effect of a change in accounting principle per share	$0.37	$(0.05)	$1.02	$0.54
Add back: Goodwill and indefinite lived intangible amortization (net of income taxes)	—	0.12	—	0.36

Adjusted basic earnings before the cumulative effect of a change in accounting principle per share	0.37	0.07	1.02	0.90
Cumulative effect of a change in accounting principle (net of income taxes)	—	—	(2.41)	—

Adjusted basic earnings (loss) per share	$0.37	$0.07	$(1.39)	$0.90

Diluted earnings per share:
Reported diluted earnings before the cumulative effect of a change in accounting principle per share	$0.36	$(0.05)	$1.02	$0.54
Add back : Goodwill and indefinite lived intangible amortization (net of income taxes)	—	0.12	—	0.36

Adjusted diluted earnings before the cumulative effect of a change in accounting principle per share	0.36	0.07	1.02	0.90
Cumulative effect of a change in accounting principle (net of income taxes)	—	—	(2.40)	—

Adjusted diluted earnings (loss) per share	$0.36	$0.07	$(1.38)	$0.90

At September 30, 2002 and December 31, 2001, the Company’s intangible assets not subject to amortization were comprised of FCC licenses and network affiliations. At September 30, 2002 and December 31, 2001, the Company’s intangible assets subject to amortization were comprised of leases acquired through station purchases for space on certain of its towers, non-compete agreements, and loan costs associated with the Company’s unused line of credit. Estimated amortization expense resulting from intangible assets subject to amortization for the five year period ending 2006 is expected to be as follows:

(in 000's)	Estimated Amortization

2002	$700
2003	205
2004	125
2005	125
2006	125

3.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related income taxes, for the three and nine month periods ended September 30, 2002 and 2001, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In 000's)	2002	2001	2002	2001

Net income (loss)	$7,177	$(961)	$(27,283)	$10,612
Unrealized gains (losses) on securities	19	(58)	438	(800)

Comprehensive income (loss)	$7,196	$(1,019)	$(26,845)	$9,812

4.	SEGMENT REPORTING

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

The following table summarizes financial information by segment for the three and nine month periods ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
(In 000's)	September 30,		September 30,

	2002	2001	2002	2001

Revenues (net)
Broadcasting	$46,173	$36,925	$133,269	$120,656
Cable advertising	3,864	3,025	11,228	8,726
Other	129	207	300	855

Total revenues	$50,166	$40,157	$144,797	$130,237

Income (Loss) before income taxes and cumulative effect of a change in accounting principle
Broadcasting	$14,826	$4,404	$41,074	$23,751
Cable advertising	542	205	1,321	261
Corporate and other	(3,859)	(6,159)	(10,035)	(6,896)

Total income (loss) before income taxes and cumulative effect of a change in accounting principle	$11,509	$(1,550)	$32,360	$17,116

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

5.	EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
(In 000's except per share data)	September 30,		September 30,

	2002	2001	2002	2001

Numerator — Earnings:

Income (Loss) before the cumulative effect of change in accounting principle	$7,177	$(961)	$20,105	$10,612
Effect of dilutive securities	—	—	—	—

Numerator for basic and diluted earnings (loss) per common share	$7,177	$(961)	$20,105	$10,612

Denominator – Average Shares Outstanding:

Denominator for basic earnings before the cumulative effect of a change in accounting principle per common share – weighted average shares	19,632	19,526	19,664	19,568

Effect of dilutive securities:
Stock options	38	—	90	90

Denominator for diluted earnings before the cumulative effect of a change in accounting principle per common share	19,670	19,526	19,754	19,658

Basic earnings (loss) before the cumulative effect of a change in accounting principle per common share	$0.37	$(0.05)	$1.02	$0.54

Diluted earnings (loss) before the cumulative effect of a change in accounting principle per common share	$0.36	$(0.05)	$1.02	$0.54

6.	CREDIT FACILITY

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

PART I, ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(Unaudited)

The Liberty Corporation is a holding company with operations primarily in the television broadcasting industry. The Company’s television broadcasting subsidiary, Cosmos Broadcasting, consists of fifteen network-affiliated stations located in the Southeast and Midwest, a cable advertising company, a video production company, and a professional broadcast equipment dealership. Eight of the Company’s television stations are affiliated with NBC, five with ABC, and two with CBS.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Total net revenue increased $10.0 million, on a year-over-year basis. Station net revenue increased $9.2 million for the same period. Station net revenue was up due mainly to the presence of political spending during 2002 that was absent during 2001 and increases in both local and national revenue. Political revenue for the third quarter of 2002 was $6.5 million as compared to $0.4 million in the third quarter of 2001. Local revenue was up eight percent and national revenue was up 18 percent on a year-over-year basis. Local revenue increased primarily due to increases in the automotive, retail, and fast-food advertising categories. National revenue increased mainly due to increases in the automotive category. Cable and other revenue increased due to political revenue in 2002 that was not present in 2001, and generally stronger advertising environments in several of its markets.

Operating expenses, which include amortization of program rights, were $30.6 million for the third quarter of 2002, an increase of $2.9 million over the $27.7 million reported for the third quarter of 2001. The increase in operating expenses is mainly attributable to higher levels of sales commissions due to the increased revenue base, accruals for performance based bonuses in 2002 that were not earned during 2001, the addition of nightly and weekend news casts at one of the Company’s stations, and annual salary increases across the Company.

Depreciation and amortization was $4.4 million for the third quarter of 2002, a decrease of $4.0 million over the $8.4 million reported for the third quarter of 2001. During the first quarter of 2002, the Company adopted FASB Statement No.142 “Goodwill and Other Intangible Assets”. Statement No. 142 requires that goodwill and certain other identified intangibles no longer be amortized to earnings, but instead be reviewed for impairment. Had Statement No. 142 been effective as of the beginning of the first quarter of 2001, reported depreciation and amortization expense would have been approximately $4.5 million. (See Note 2 of the accompanying Notes to Consolidated and Condensed Financial Statements for further details).

Management’s Discussion and Analysis

Net investment income for the third quarter of 2002 was a loss of $0.1 million as compared to a loss of $1.9 million for the third quarter of 2001. During the third quarter of 2002, interest income from cash balances of approximately $0.4 million was offset by losses recorded in the Company’s venture capital, real estate and marketable equity portfolios. The most significant component of net investment income during the third quarter of 2001 was the recognition of $3.2 million of impairments. During that quarter, the Company determined that some of its venture capital investments had carrying values in excess of their fair values and that some of those excesses were other than temporary.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Total net revenue increased $14.6 million, on a year-over-year basis. Station net revenue increased $12.6 million for the same period. Net revenue was up due mainly to the presence of political spending during 2002 that was absent during 2001 and increases in local and national revenue. Political revenue for the first nine months of 2002 was $12.1 million as compared to $1.2 million in the first nine months of 2001. Local and national revenue were both up five percent on a year-over-year basis. Local revenue increased primarily due to increases in the automotive and fast-food advertising categories, while national revenue increased primarily due to increases in the automotive category. Network compensation was down on a year-over-year basis as a majority of the Company’s stations began operating under new network contracts during the second half of 2001. Cable and other revenue increased due to political revenue in 2002 that was not present in 2001, generally stronger advertising environments in several of its markets, and start up operations at certain locations in the previous year being fully operational during 2002.

Operating expenses, which include amortization of program rights, were $90.0 million for the first nine months of 2002, an increase of $6.5 million over the $83.5 million reported for the first nine months of 2001. The increase in operating expenses is mainly attributable to higher levels of sales commissions due to the increased revenue base, accruals for performance based bonuses in 2002 that were not earned during 2001, increased personnel costs related to the addition of personnel in the Company’s cable advertising business, the addition of nightly and weekend news casts at one of the Company’s stations, and annual salary increases across the Company.

Depreciation and amortization was $13.3 million for the first nine months of 2002, a decrease of $10.4 million from the $23.7 million reported for the first nine months of 2001. During the first quarter of 2002, the Company adopted FASB Statement No.142 “Goodwill and Other Intangible Assets”. Statement No. 142 requires that goodwill and certain other identified intangibles no longer be amortized to earnings, but instead be reviewed for impairment. Had Statement No. 142 been effective as of the beginning of the first quarter of 2001, reported depreciation and amortization expense would have been approximately $12.4 million. (See Note 2 of the accompanying Notes to Consolidated and Condensed Financial Statements for further details).

Net investment income for the first nine months of 2002 was $0.1 million, as approximately $3.6 million of interest income, venture capital distributions, and gains on the sale of real estate were offset by $3.5 million of impairment charges taken in the Company’s venture capital and private equity portfolios. The net investment income of $4.0 million reported for the first nine months of 2001 was related to the interest earned on $135 million of residual insurance operations sales proceeds and gains from the Company’s marketable equity and real estate portfolios, offset by $3.2 million of impairments recorded in the Company’s venture capital portfolio. The residual insurance operations sales proceeds were remitted at the

Management’s Discussion and Analysis

end of the first quarter of 2001 to the federal government to pay income taxes related to the November 2000 sale of the company’s insurance operations.

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

(In 000's)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Operating income	$11,596	$365	$32,247	$13,149
Add:
Depreciation and amortization	4,433	8,397	13,343	23,717
Adjustment for network compensation due vs. accrued	1,233	248	3,699	248
Non-cash compensation	639	224	1,854	533

Operating cash flow	17,901	9,234	51,143	37,647
Corporate cash expenses	3,288	3,476	8,394	9,270

Broadcast cash flow	$21,189	$12,710	$59,537	$46,917

Broadcast cash flow was $21.2 million for the third quarter of 2002, compared with $12.7 million for the prior-year third quarter. Broadcast cash flow was $59.5 million and $46.9 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in broadcast cash flow for both the quarter and year-to-date periods is attributable to political spending in 2002, increases in local and national revenue, and to the policy the Company adopted in late 2001 to make up to 50% of the discretionary contribution to the Company’s retirement and savings plan in 2002 in stock as opposed to cash.

Capital, Financing and Liquidity

At September 30, 2002, the Company had cash of $61.0 million and an unused line of credit of $100 million. The Company anticipates that its primary sources of cash, those being current cash balances, operating cash flow, and the available line of credit will be sufficient to finance the operating requirements of its stations and their anticipated capital expenditures, for both the next 12 months and the foreseeable future thereafter.

Management’s Discussion and Analysis

Cash Flows

The Company’s net cash flow provided by operating activities was $69.1 million for the first nine months of 2002 compared to cash used in operating activities of $87.4 million for the same period of 2001. The change in cash provided by operating activities is attributable primarily to the $135 million of taxes related to the sale of the Company’s insurance operations that were remitted to taxing authorities during the first quarter of 2001 and to the factors affecting revenue mentioned previously. Excluding the tax payments, cash provided by operations during the first nine months of 2001 was $47.6 million. The Company’s net cash used in investing activities was $24.7 million for the nine month period ended September 30, 2002, as compared to $8.9 million for the same period of 2001. The increase in net cash used in investing activities is attributable to higher levels of fixed asset purchases related to digital television broadcasting, and increased investing activity in 2002 as the Company deployed a portion of its cash to acquire investments in private debt and equity securities. Net cash used in financing activities for the nine months ended September 30, 2002 was $18.9 million compared to $14.9 million for the first nine months of 2001. The increase in net cash used in financing activities is due mainly to lower levels of employee stock option exercises.

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

PART I, ITEM 4
CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to this evaluation.

PART II, ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

a.	A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

b.

1.	The Company filed a current report on Form 8-K dated August 6, 2002 with respect to the press release announcing its second quarter 2002 operating results.

2.	The Company filed a current report on Form 8-K dated August 6, 2002 with respect to the Company declaring a regular quarterly dividend of 22 cents per share on its common stock, payable on October 2, 2002 to shareholders of record on September 13, 2002.

3.	The Company filed a current report on Form 8-K dated August 13, 2002 with respect to the Regulation FD disclosure of the certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO EXHIBITS

EXHIBIT 11	Consolidated Earnings Per Share Computation (included in Note 5 of Notes to Consolidated and Condensed Financial Statements)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LIBERTY CORPORATION (Registrant)	Date: November 7, 2002

/s/ Howard L. Schrott Howard L. Schrott
Chief Financial Officer

/s/ Martha G. Williams Martha G. Williams
Vice President, General Counsel and Secretary

CERTIFICATIONS

I, Hayne Hipp, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of The Liberty Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Hayne W. Hipp

Hayne W. Hipp
Chairman and Chief Executive Officer

I, Howard Schrott, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of The Liberty Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Howard L. Schrott

Howard L. Schrott
Chief Financial Officer