Form 10-K
period 2002-12-31
LIBERTY CORP
filed 2003-03-25
CIK 59229

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 1-5846

THE LIBERTY CORPORATION

(Exact name of Registrant as specified in its charter)

South Carolina	57-0507055

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 502, 135 South Main Street, Greenville, S. C.	29602

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(864) 241-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value per share	New York Stock Exchange
Rights to Purchase Series A Participating Cumulative Preferred Stock	New York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ✓ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ✓ No

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 17, 2003:

Common Stock, No Par Value	$802,354,014

     The number of shares outstanding of each of Registrant’s classes of common stock as of March 17, 2003:

Common Stock, No Par Value	19,162,981

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of The Liberty Corporation Proxy Statement for the Annual Meeting of Shareholders on May 6, 2003 are incorporated into Part III, Items 10, 11, 12, and 13 by reference.

     This report is comprised of pages 1 through 45. The exhibit index is on page 43.

Part I

Item 1. Business

General

     The Registrant, The Liberty Corporation (“Liberty” or “the Company”) is a holding company with operations primarily in the television broadcasting industry. The Company’s television broadcasting subsidiary, Cosmos Broadcasting, consists of fifteen network-affiliated television stations (“the stations”) principally located in the Southeast and Midwest, a cable advertising company, a video production company and a professional broadcast equipment dealership. Eight of the Company’s television stations are affiliated with NBC, five with ABC, and two with CBS. The Company’s principal executive offices are in Greenville, South Carolina.

     Prior to September 29, 2000, the Company was also engaged in the insurance industry. On September 29, 2000, the Company’s shareholders approved the sale of the Company’s insurance operations to the Royal Bank of Canada for $648 million. The sale closed on November 1, 2000. Accordingly, these entities have been treated as discontinued operations in the accompanying financial statements.

     Additional information concerning Liberty’s subsidiaries and divisions is included in “Management’s Discussion and Analysis” included in Item 7 of this report and incorporated herein by reference.

Recent Developments

     On February 29, 2000, the Company completed the acquisition of KCBD, the NBC affiliate in Lubbock, TX in a cash transaction for $59.8 million. This purchase was funded using proceeds from the Company’s credit facility.

     On June 19, 2000, the Company entered into a purchase agreement with Royal Bank of Canada (“RBC”), a Canadian-chartered bank, pursuant to which RBC was to acquire from the Company all of the issued and outstanding shares of capital stock of the companies comprising its insurance operations, for a total of approximately $648 million, consisting of a dividend from Liberty Life Insurance Company of up to $70 million and the balance in cash from RBC. On September 29, 2000, the Company’s shareholders approved the purchase agreement, and on November 1, 2000 the Company completed the sale to RBC. Accordingly, these entities have been treated as discontinued operations in the financial statements included in Item 8 of this report.

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

     On December 1, 2000, the Company completed its acquisition of Civic Communications (“Civic”). The agreed upon purchase price for all of the outstanding common stock of Civic was $204 million. The Company used proceeds from the sale of its insurance operations to fund the transaction. Civic owned and operated WLBT-TV, the NBC affiliate in Jackson, MS, KLTV-TV, the ABC affiliate in Tyler, TX, and KTRE-TV, the satellite affiliate of KLTV in Lufkin, TX.

Television Broadcasting and Related Operations

     The following table shows data on the stations owned by the Company as of December 31, 2002:

							Percentage
					Network		of U.S.
		Market			Contract	Station	television
		Rank		Network	Expiration	Rank	households	Date	Date
Market	Station	(1)	Channel	Affiliation	(2)	(3)	(4)	Formed	Acquired

Louisville, KY	WAVE-TV	50	3	NBC	2011	2	0.57%	1948	1981
Toledo, OH	WTOL-TV	68	11	CBS	2003	1	0.41	1958	1965
Columbia, SC	WIS-TV	84	10	NBC	2011	1	0.34	1953	1953
Jackson, MS	WLBT-TV	89	3	NBC	2011	1	0.30	1953	2000
Harlingen, TX	KGBT-TV	97	4	CBS	2003	3	0.27	1955	1998
Evansville, IN	WFIE-TV	99	14	NBC	2011	1	0.26	1953	1981
Tyler, TX	KLTV-TV	109	7	ABC	2002	1	0.24	1954	2000
Lufkin, TX (satellite of KLTV)	KTRE-TV	109	9	ABC	2002	1	0.24	1955	2000
Montgomery, AL	WSFA-TV	116	12	NBC	2011	1	0.23	1959	1959
Wilmington, NC	WWAY-TV	144	3	ABC	2005	2	0.15	1964	1998
Lubbock, TX	KCBD-TV	147	11	NBC	2011	1	0.14	1953	2000
Albany, GA	WALB-TV	148	10	NBC	2011	1	0.14	1954	1998
Biloxi, MS	WLOX-TV	157	13	ABC	2004	1	0.12	1962	1995
Lake Charles, LA	KPLC-TV	174	7	NBC	2011	1	0.09	1954	1986
Jonesboro, AR	KAIT-TV	181	8	ABC	2004	1	0.08	1963	1986

(1)	Market rank is based on the relative size of the designated market areas among the 212 generally recognized designated market areas in the U.S.

(2)	Contracts may be subject to renewal provisions that effectively extend the expiration date.

(3)	Station rank in its market area based on Nielsen Media Research average 3 book estimates (February, May, and November) 2002 ratings (Sun. – Sat.; 6:00A-2:00A).

(4)	Based on Nielsen Media Research estimates.

     The Company currently owns and operates fifteen network-affiliated television stations in the Southeast and Midwest, fourteen of which were ranked No. 1 or No. 2 in their markets based on Nielsen Media Research average 3 book estimates (February, May, and November) 2002 ratings (Sun. – Sat.; 6:00A-2:00A). Eight of its stations are affiliated with NBC, five with ABC, and two with CBS. The fifteen stations cover approximately 3.34% of U.S. households.

     All of the Company’s stations are located in geographically diverse and growing markets. Eleven of the fifteen stations are located in university centers. Many of the stations are also located in markets that are home to a mixture of large manufacturing plants, state capitals, transportation hubs and United States military bases.

     The fifteen stations operate in designated market areas ranked 50 to 181. None of the TV markets represented more than 12% of the revenues or 11% of broadcast cash flow for the fiscal year ending December 31, 2002. The Company believes that it generates one of the best broadcast cash flow per households covered ratios of any broadcast group in the industry. It also believes that twelve of the fifteen stations generate substantially greater broadcast cash flow and earnings than the average station of comparable market size.

     The Company also operates a cable advertising company, CableVantage, Inc. (“Cable Vantage”), through which it represents nine independent cable operators in 18 locations that, in combination, reach nearly one half million subscribers.

Network Affiliations

     Each of the stations is affiliated with a major network. The NBC affiliation contracts with each of the NBC affiliated stations have been continuously in effect for over forty years. The CBS and ABC affiliation contracts have each been continuously in effect for over thirty years.

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

     Historically, the networks have paid local stations, in accordance with the terms of their network affiliation contracts, for airing network programming. This is called network compensation. During 2001, the Company completed negotiations with NBC regarding its network affiliation contracts, and entered into a ten year agreement that calls for compensation payments from NBC for the first five years and is compensation neutral thereafter. While the Company is currently operating under the terms of its existing ABC network affiliation contacts, it will be negotiating new contracts during 2003. The Company will also renegotiate its CBS network affiliation contracts during 2003. The company has received no network compensation from CBS during the last two years. At this time, it is not known what the exact outcome of these negotiations will be, however the Company does anticipate continuing its relationship with each of the respective networks.

     Each network has the right to terminate its affiliation contract in the event of a material breach of such agreement by a station and in certain other circumstances.

     Sources of Television Operating Revenues.

     The following table shows the approximate percentage of the Company’s gross television station revenues by source for the three years ended December 31, 2002:

	2002	2001	2000

Local and regional advertising	55%	61%	56%
National spot advertising	29	32	29
Network compensation	2	4	5
Political advertising	12	1	8
Other	2	2	2

     Local and regional advertising is sold by each station’s own sales representatives to local and other non-national advertisers or agencies. Generally, these contracts are short-term, although occasionally longer-term packages will be sold. National spot advertising (generally a series of spot announcements between programs or within the station’s own programs) is sold by the station or its sales representatives directly to agencies representing national advertisers. Most of these national sales contracts are also short-term, often covering spot campaigns running for thirteen weeks or less. Network compensation is the amount paid by the network to its affiliated stations for broadcasting network programs. Political advertising is generated by national and local elections, which can vary greatly from both market to market and year to year.

     A television station’s rates are primarily determined by the estimated number of television homes it can provide for an advertiser’s message. The estimates of the total number of television homes in a market and of the station’s share of those homes are based on the Nielsen Media Research industry-wide television rating service. The demographic make-up of the viewing audience is equally important to advertisers. A station’s rate card for national and local advertisers takes into account, in addition to audience delivered, such variables as the length of the commercial announcements and the quantity purchased. Because television stations rely on advertising revenues, they are sensitive to cyclical changes in the national and local economy. The size of advertisers’ budgets, which are affected by broad economic trends, affect the broadcast industry in general. The strength of the local economy in each station’s market also significantly impacts revenues. The advertising revenues of the stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenues in even-numbered years can benefit from demand for advertising time in Olympic broadcasts and advertising placed by candidates for political offices. A station’s local market strength, especially in local news ratings, is the primary factor that buyers use when placing political advertising. From time to time, proposals have been advanced in Congress to require television broadcast stations to provide some advertising time to political candidates at no charge, which would potentially reduce advertising revenues from political candidates.

     The Company also has ancillary operations in cable advertising sales and video production. Revenues from these operations amount to $16.2 million, $13.2 million and $13.9 million for calendar years 2002, 2001, and 2000, respectively. The cable advertising sales are generated by CableVantage, a marketing company designed to assist local cable operators in the sale of commercial time available in cable network programs. CableVantage was formed in 1994 to create business opportunities with cable operators and build revenues from programs and services specifically produced for cable.

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

     The stations compete for television viewers against other local network affiliated and independent stations, as well as against cable and alternate methods of television transmission. The primary basis of this competition is program popularity. A majority of daily programming is supplied by the network with which each station is affiliated. In time periods in which the network provides programming, stations are primarily dependent upon the performance of the network programs in attracting viewers. Stations compete in non-network time periods based on the performance of their programming during such time periods, using a combination of self-produced news, public affairs and other entertainment programming, including syndicated programs, which the stations believe will be attractive to viewers. The Company believes that its stations have strong competitive positions in their local markets, enabling them to deliver a high percentage of the local television audience to advertisers. The Company’s commitment to local news programming is an important element in maintaining its current market positions.

     The competition includes cable television, which brings additional television programming, including pay cable (HBO, Showtime, Movie Channel, etc.), into subscribers’ homes in a television station’s service area. Other sources of competition include home entertainment systems (including video cassette recorders and playback systems, videodiscs and television game devices), the Internet, multichannel multipoint distribution systems, wireless cable, satellite master antenna television systems and some low power in-home satellite services. Stations also face competition from high-powered direct broadcast satellite services, such as Echostar and Direct-TV, which transmit programming directly to homes equipped with special receiving antennas. Stations compete with these services both on the basis of service and product performance (quality of reception and number of channels that may be offered) and price (the relative cost to utilize these systems compared to broadcast television viewing). The direct broadcast satellite companies are beginning to extend their services to those size markets in which Liberty stations operate. Liberty anticipates that it will negotiate retransmission consents with both Echostar and Direct-TV for three to four of its markets during the coming year. At this time, the Company can not predict what the ultimate outcome of these negotiations will be, but it is possible that the stations will be able to negotiate a per subscriber fee for granting the direct broadcast satellite companies the right to use their signals.

     Further advances in technology and further consolidation in the broadcast industry may increase competition for household audiences and advertisers. Video compression techniques, now in use with direct broadcast satellites and in development for cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These technological developments, which are applicable to all video delivery systems including over-the-air broadcasting, have the potential to allow additional programming to highly targeted audiences. The ability to reach narrowly defined audiences may further fragment viewers and influence advertiser spending. The television broadcasting industry is continually faced with such technological change and innovation. The Company is unable to predict the effect that technological changes will have on the broadcast television industry in general, or more specifically to its own operations. Consolidation in the broadcast television industry introduces new, large competitors. Many of the current and potential competitors have greater financial, marketing, programming and broadcasting resources than Liberty. The Company plans to meet the challenge of a consolidating industry by continuing its growth strategy and pursuing new synergistic opportunities.

Mandated Conversion to Digital Technology

     In accordance with Federal Communications Commission (“FCC” or “Commission”) regulations, all station affiliates of ABC, CBS and NBC in the top ten designated market areas were required to transmit a digital signal by May 1, 1999. Affiliates of those networks in designated market areas ranked eleven through thirty were required to transmit a digital signal by November 1, 1999. All commercial broadcasters were required to meet a May 1, 2002 deadline or file for an extension. Such extensions required stations to document extenuating operating, technical, or financial circumstances which prohibited them from meeting the May 1, 2002 deadline. The FCC has generally approved two separate six-month extensions, if appropriately documented, effectively making May 1, 2003 the “final” deadline. The FCC has threatened possible fines for those stations which do not meet the 2003 deadline.

     The Company anticipates that eleven of its fifteen stations will meet the May 2003 deadline. Four stations are currently involved in various FCC administrative processes (construction permit errors, challenges to requested channel changes, etc) which will in all likelihood result in those stations not meeting the May 1, 2003 deadline. While it is possible that the FCC could fine these stations, the Company believes that the delays were beyond its control and that it will be able to document those issues to the satisfaction of the Commission.

     As the Company develops its digital technology, given its dominant presence in its markets, the Company believes it will be attractively positioned as a potential partner for new digital or data stream businesses that wish to develop in its markets. The Company has thus far invested $24 million in preparation for the transition to digital television, and estimates that an additional $10 to $15 million may be required over the next 18 months for towers, antenna systems, transmitters, transmitter buildings, and other related equipment. This investment will establish basic digital television pass through at our fifteen stations, including simulcasting existing analog programming.

Federal Regulation of Broadcasting

     The following is a brief discussion of certain provisions of the Communications Act of 1934, as amended (“the Communications Act”), and of FCC regulations and policies that affect the business operations of the Company. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC, on which this discussion is based, for further information concerning the nature and extent of FCC regulation of television broadcasting stations.

     FCC Regulation. The ownership, operation, and sale of television stations, are subject to the jurisdiction of the FCC by authority granted it under the Communications Act. The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the FCC’s rules and regulations. Matters subject to FCC oversight include, but are not limited to:

•	the assignment of frequency bands of broadcast television;

•	the approval of a television station’s frequency, location and operating power;

•	the issuance, renewal, revocation or modification of a television station’s FCC license;

•	the approval of changes in the ownership or control of a television station’s licensee;

•	the regulation of equipment used by television stations; and

•	the adoption and implementation of regulations and policies concerning the ownership and operation of television stations.

     License Renewals, Assignments and Transfers. Television broadcast licenses are granted for a maximum term of eight years (five years prior to 1996) and are subject to renewal upon application to the FCC. The FCC prohibits the assignment of a license or the transfer of control of a broadcasting licensee without prior FCC approval. In determining whether to grant or renew a broadcasting license, the FCC considers a number of factors pertaining to the applicant, including compliance with a variety of ownership limitations and compliance with character and technical standards. During certain limited periods when a renewal application is pending, petitions to deny a license renewal may be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold evidentiary, trial-type hearings on renewal applications if a petition to deny renewal of such license raises a “substantial and material question of fact” as to whether the grant of the renewal application would be inconsistent with public interest, convenience and necessity. The FCC must grant the renewal application if, after notice and opportunity for a hearing, it finds that the incumbent has served the public interest and has not committed any serious violation of FCC requirements. If the incumbent fails to meet that standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC has authority to deny the renewal application and consider a competing application.

     The Company’s renewal applications have always been granted without hearing for the full term. To date, the loosening of the ownership provisions, as well as the other provisions included in the 1996 Act, have not had any significant direct impact on the Company’s operations.

     Multiple and Cross-Ownership Rules. On a national level, the FCC rules generally prevent an entity or individual from having an attributable interest in television stations with an aggregate audience reach in excess of 35% of all U.S. households. However, a federal appeals court in February of 2002, in response to a plaintiff seeking to eliminate or expand the 35% limit, ruled that the FCC had not adequately justified this policy. The court ordered the Commission to provide it with such justification or eliminate the 35% restriction. It is not possible for the Company to predict if the FCC will be successful in its attempt to justify, or will even attempt to justify, the 35% policy to the court. In addition, Congress has traditionally favored diversity of media intent restrictions. It is not possible for the Company to predict how Congress might act legislatively in response to any FCC action or inaction.

     On a local level, the “duopoly” rule prohibits or restricts attributable interests in two or more television stations with overlapping service areas and the “one-to-a-market” rule restricts such interests in television and radio stations serving the same market. The FCC has recently relaxed the “duopoly” rule to allow broadcasters to own, under certain circumstances, more than one television station in the same local area. The same appeals court which ruled on the 35% ownership limitations, disallowed the current FCC cross-ownership policy which prohibited a cable operator from owning a television station in the same market. The newspaper-television cross-ownership prohibition still stands. However, the FCC has stated its intention to perform a comprehensive review of the ownership limitation, duopoly and cross-ownership issues, with any changes to be announced by late spring of 2003. While it is impossible to project what the Commission might do, it is generally anticipated that the FCC will relax its ownership rules in some fashion.

     The FCC generally applies its ownership limits only to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interest of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s voting stock (or 10% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only) are generally deemed to be attributable, as are positions as an officer or director of a corporate parent of a broadcast licensee. The FCC is considering proposals to amend the ownership attribution rules including the general “attributable interest” threshold to 10% of the outstanding voting stock of a broadcast licensee and increasing the threshold for passive institutional investors to 20%.

     The FCC recently relaxed its national television station multiple ownership rules. Specifically, a single entity may hold “attributable interests” in an unlimited number of U.S. television stations provided that those stations operate in markets containing cumulatively no more than 35% of the television homes in the U.S. For this purpose, only 50% of the television households in a market are counted towards the 35% national restriction if the owned station is a UHF station. An FCC rulemaking is under way to address how to measure audience reach, including the “UHF discount,” as part of the FCC’s biennial review of the broadcast rules mandated by the Telecom Act. The television homes that the Company’s stations reach is well below the 35% national limit.

     Because of these multiple and cross-ownership rules, a purchaser of the common stock who acquires an attributable interest in the Company may violate the FCC’s rules if that purchaser also has an attributable interest in other television stations, radio stations, daily newspapers, or cable systems, depending on the number and location of those radio or television stations or daily newspapers or cable systems. Such a purchaser also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If an attributable stockholder of the Company violates any of these ownership rules or if a proposed acquisition by the Company would cause such a violation, the Company may be unable to obtain from the FCC one or more authorizations needed to conduct its television station business and may be unable to obtain FCC consents for certain future acquisitions.

     Alien Ownership. Under the Communications Act, broadcast licenses may not be granted to or held by any corporation having more than one-fifth of its capital stock owned of record or voted by non-U.S. citizens (including a non-U.S. corporation), foreign governments or their representatives (collectively, “Aliens”) or having an Alien as an officer or director. The Communications Act also prohibits a corporation, without an FCC public interest finding, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation, any officer of which is an Alien, or more than one-fourth of the directors of which are Aliens, or more than one-fourth of the capital stock of which is owned of record or voted by Aliens, unless the FCC finds that such ownership would be in the public interest. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including general and limited partnerships. As a result of these provisions, since the Company serves as a holding company for the various television station licensee subsidiaries, it cannot have more than 25% of the capital stock owned of record or voted by Aliens, cannot have an officer who is an Alien, and cannot have more than one fourth of its Board of Directors consisting of Aliens.

     Restrictions on Broadcast Advertising. The advertising of cigarettes on broadcast stations has been banned for many years. The broadcast advertising of smokeless tobacco products has more recently been banned by Congress. Certain Congressional committees have examined legislative proposals to eliminate or severely restrict the advertising of beer and wine. The Company cannot predict whether any or all of the present proposals will be enacted into law and, if so, what the final form of such law might be. The elimination of all beer and wine advertising could have a material adverse effect on the Company’s revenues and operating profits as well as the revenues and operating profits of other stations that carry beer and wine advertising. In recent years, some television stations, including Liberty stations in selected markets, have experimented with advertising for hard liquor products. In 2002, NBC reversed a decision made a year earlier to take advertising for hard liquor. Pressure from key members of Congress and various social activist groups played a major role in NBC’s decision. It is not possible for the Company to predict how Congress might act legislatively in response to the airing of hard liquor advertising.

     The FCC has recently lifted its prohibition of broadcast advertising by casinos in markets where the state does not have its own prohibition. The Company has several stations in states where casino gambling is legal and no such state prohibition exists.

     Cable “Must-Carry” or “Retransmission Consent” Rights. The 1992 Cable Act, enacted in October 1992, requires television broadcasters to make an election to exercise either certain “must-carry” or “retransmission consent” rights in connection with their carriage by cable television systems in the station’s local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable systems within its designated market area. Must-carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on, and the location and size of, the cable system, and the amount of duplicative programming on a broadcast station. Under certain circumstances, a cable system may decline to carry a given station. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement. Generally, the stations have requested must carry status from the cable operators in their outlying coverage areas and have negotiated retransmission consent agreements with the cable operators in their metro coverage areas. Certain of the Company’s stations are currently in negotiation with various cable television systems to extend their retransmission agreements. At this time, it is not known what the exact outcome of these negotiations will be. However, the Company does not anticipate encountering any significant difficulties during this process.

     Cable operators are not currently required to carry both a station’s analog and digital signal at the same time. However, it is anticipated that the Company will eventually be able to negotiate the retransmission of both its analog and digital signals with the cable television systems in its markets.

     Advanced Television Technology. At present, U.S. television stations broadcast signals using the “NTSC” system, an analog transmission system named for the National Television Systems Committee, an industry group established in 1940 to develop the first U.S. television technical broadcast standards. In late 1996, the FCC approved a new digital television (“DTV”) technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard will allow the simultaneous transmission of multiple streams of video programming and data on the bandwidth presently used by a single normal analog channel.

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

     In some cases, conversion to DTV operations may reduce a station’s geographical coverage area. In addition, the FCC’s current implementation plan would maintain the secondary status of low-power stations in connection with its allotment of DTV channels. The DTV channel allotment will result in displacement of a substantial number of existing low-power stations, particularly in major television markets. Accordingly, the low-power broadcast stations may be materially adversely affected. The Company does not currently own any low-power stations.

     Recent Developments, Proposed Legislation, and Regulation. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company’s broadcast properties. In addition to the changes and proposed changes noted above, these matters include, for example, additional spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products like hard liquor, beer and wine, and revised rules and policies governing equal employment opportunity. Other matters that could affect its broadcast properties include technological innovations and development generally affecting competition in the mass communications industry.

     The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, the Telecom Act, or the regulations and policies of the FCC under either act. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time-to-time. Management is unable at this time to predict the outcome of any of the pending FCC rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on its broadcast operations.

     Other Business. In addition to the operating subsidiaries, the Company has other minor organizations. These include the Company’s administrative staff, a property development and management company, and transportation operations.

     Industry Segment Data. Information concerning the Company’s industry segments is contained in the Notes to the Consolidated Financial Statements on page 33 of this report and is incorporated in this Item 1 by reference.

     Employees. At December 31, 2002 the Company had approximately 1,380 employees.

     Internet Address. The Company maintains its Internet website at www.libertycorp.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, its Code of Ethics, and any amendments or waivers to its Code of Ethics.

Item 2. Properties

     The Company leases the space for its main office which is located at 135 South Main Street, Greenville, SC.

     The Company owns its television broadcast studios, office buildings and transmitter sites in Columbia, SC; Montgomery, AL; Toledo, OH; Louisville, KY; Evansville, IN; Jonesboro, AR; Lake Charles, LA; Biloxi, MS; Albany, GA; Harlingen, TX; Lubbock, TX; Wilmington, NC; Jackson MS; Tyler, TX; and Lufkin, TX.

Item 3. Legal Proceedings

     The Company is not currently engaged in legal proceedings of material consequence other than ordinary routine litigation incidental to its business. Any proceedings reported in prior filings have been settled or otherwise satisfied.

Item 4.Submission of Matters to a Vote of Shareholders

     None during the fourth quarter of 2002.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Stockholder Matters

     The Liberty Corporation’s Common Stock is listed on the New York Stock Exchange under the symbol LC. As of December 31, 2002, 408 shareholders of record in 40 states, the District of Columbia, Australia, and Canada held the 19,423,317 Common Stock shares outstanding. Quarterly high and low stock prices and dividends per share as reported by New York Stock Exchange Composite Price History were:

	2002			2001			2000

			Quarterly			Quarterly			Quarterly
	Market Price Per Share		Dividend	Market Price Per Share		Dividend	Market Price Per Share		Dividend
	High	Low	Per Share	High	Low	Per Share	High	Low	Per Share

Fourth Quarter	$40.50	$32.10	$0.22	$44.25	$39.00	$0.22	$42.50	$31.69	$0.22
Third Quarter	40.08	28.50	0.22	42.00	38.45	0.22	42.88	34.19	0.22
Second Quarter	45.00	39.00	0.22	40.00	33.80	0.22	43.88	30.75	0.22
First Quarter	42.51	39.20	0.22	42.32	33.25	0.22	42.19	31.25	0.22

     The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends as they are dependent on future earnings, capital requirements and the Company’s financial condition.

Registrar and Transfer Agent
American Stock Transfer & Trust Company
59 Maiden Lane
New York, NY 10038
Telephone (800) 937-5449, extension 6820

Written shareholder correspondence and requests for transfer should be sent to:
American Stock Transfer & Trust Company
Attn: Shareholder Relations
6201 15th Avenue, Floor 3L
Brooklyn, NY 11219

For a free copy of the 10-K or other information contact:
The Liberty Corporation Shareholder Relations
Box 502
Greenville, SC 29602
Telephone (864) 241-5400

Equity Compensation Plan Information

Number of
Securities
Remaining Available
	Number of		For Future Issuance
	Securities To Be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants,	Options, Warrants,	Reflected in
	and Rights	and Rights	Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,147,744	$35.07	661,088
Equity compensation plans not approved by security holders	—	N/A	N/A

Total	1,147,744	$35.07	661,088

Item 6. Selected Financial Data

(In $000's, except per share data)	2002	2001	2000	1999	1998

Net revenues *	$206,367	$178,285	$173,672	$154,000	$137,626
Income from continuing operations	$32,995	$16,576	$24,995	$18,630	$21,391
Income (loss) from discontinued operations**	—	—	$28,563	$25,939	$(3,630)
Cumulative effect of a change in accounting principle***	$(47,388)	—	—	—	—
Net income (loss)	$(14,393)	$16,576	$53,558	$44,569	$17,761
Income from continuing operations per diluted share	$1.68	$0.84	$1.27	$0.91	$0.99
Dividends Per Common Share	$0.88	$0.88	$0.88	$0.88	$0.86
Assets	$670,751	$730,195	$896,007	$858,302	$894,388
Notes, Mortgages and Other Debts	—	—	—	$234,000	$285,000
Redeemable Preferred Stock	—	—	—	—	$20,967
Shareholders’ Equity	$538,236	$581,671	$580,993	$554,224	$529,507

*	See Note 4 of the Consolidated Financial Statements regarding television station acquisitions made during 2000

**	See Note 3 of the Consolidated Financial Statements regarding the sale of the Company’s insurance operations in November of 2000

***	See Note 6 of the Consolidated Financial Statements regarding the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Liberty Corporation is a holding company with operations primarily in the television broadcasting industry. The Company’s television broadcasting subsidiary, Cosmos Broadcasting, consists of fifteen network-affiliated television stations principally located in the Southeast and Midwest, a cable advertising company, a video production company and a professional broadcast equipment dealership. Eight of the Company’s television stations are affiliated with NBC, five with ABC, and two with CBS.

     Prior to September 29, 2000, the Company was also engaged in the insurance industry. On September 29, 2000, the Company’s shareholders approved the sale of the Company’s insurance operations to RBC for $648 million. The sale closed on November 1, 2000. Accordingly, these entities have been treated as discontinued operations in the accompanying financial statements (see Note 3 of the Consolidated Financial Statements).

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information contained herein or in any other written or oral statements made by, or on behalf of the Company, are or may be viewed as forward-looking. The words “expect”, “believe”, “anticipate” or similar expressions identify forward-looking statements. Although the Company has used appropriate care in developing any such forward-looking information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the following: changes in national and local markets for television advertising; changes in general economic conditions, including the performance of financial markets and interest rates; competitive, regulatory, or tax changes that affect the cost of or demand for the Company’s services; and adverse litigation results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.

SIGNIFICANT EVENTS AND TRANSACTIONS

     On February 29, 2000, the Company completed the acquisition of KCBD, the NBC affiliate in Lubbock, TX in a cash transaction for $59.8 million. The transaction was accounted for as a purchase, and accordingly, its results of operations are included in the accompanying consolidated financial statements since the date of acquisition. This purchase was funded using proceeds from the Company’s credit facility.

     On June 19, 2000, the Company entered into a purchase agreement with RBC, a Canadian-chartered bank, pursuant to which RBC was to acquire from the Company all of the issued and outstanding shares of capital stock of the companies comprising its insurance operations, for a total of approximately $648 million, consisting of a dividend from Liberty Life Insurance Company of up to $70 million and the balance in cash from RBC. On September 29, 2000, the Company’s shareholders approved the purchase agreement, and on November 1, 2000 the Company completed the sale to RBC. Accordingly, these entities have been treated as discontinued operations in the accompanying financial statements (see Note 3 of the Consolidated Financial Statements).

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

     On December 1, 2000, the Company completed its acquisition of Civic. The agreed upon purchase price for all of the outstanding common stock of Civic was $204 million. The Company used proceeds from the sale of its insurance operations to fund the transaction. Civic owned and operated WLBT-TV, the NBC affiliate in Jackson, MS, KLTV-TV, the ABC affiliate in Tyler, TX, and KTRE-TV, the satellite affiliate of KLTV in Lufkin, TX.

SIGNIFICANT ACCOUNTING POLICIES AND ASSUMPTIONS

     Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes to the consolidated financial statements. Actual results could differ from those estimates and assumptions.

     The Company calculates its allowance for doubtful accounts based on an estimation process. The Company uses a mathematical calculation coupled with the specific identification of certain accounts to estimate its allowance for doubtful accounts. Estimates of the likelihood of collection are made based on a multi-year historical average of the actual collections experience at each station. The Company charges accounts receivables off against its allowance for doubtful accounts when it deems them to be uncollectible on a specific identification basis.

     Program rights result from license agreements under which the Company has acquired rights to broadcast certain television program material, and are stated at cost less amortization. The cost of rights acquired is recorded as an asset and a liability when the program material has been accepted and made available for broadcast. Amortization is determined using both straight-line and accelerated methods over the terms of the license agreements. Carrying amounts are regularly reviewed by management for indications of impairment and are adjusted when appropriate to estimated amounts recoverable from future broadcasts of the applicable program material. Advertising revenue for specific program contracts may not continue to equal or exceed the amortization being taken and additional adjustments may be necessary in the future.

     FCC licenses and network affiliations and goodwill are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142, which the Company adopted during the first quarter of 2002, requires that intangible assets with indefinite lives and goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This review for impairment requires management to make certain estimates and assumptions to determine the estimated fair value of its individual stations and its station group as a whole. These estimates and assumptions include, among other things, the future cash flows to be generated by its stations, terminal multiples for assumed station sales, discount rates to be used in present value calculations, and assumed future capital expenditure levels. Actual results and future market conditions could differ from those estimates and assumptions used.

     Station revenues are generated primarily from the sale of television advertising time, and are recognized in the period during which the advertising spots are aired. Station revenues also include revenues from network affiliation contracts. Revenues from network affiliation contracts are recorded as earned over the life of the contract. Cash payments received in excess of revenue earned to date are recorded as unearned revenue.

     Cable advertising revenues are generated primarily from assisting local cable operators with the sale of commercial time available in cable network programs. Revenues are recognized in the period during which the advertising spots sold by the Company are aired by the local cable operator.

     Realized investment gains and losses are recognized using the specific identification method to determine the cost of investments sold. Gains and losses on the sale of real estate acquired for development and resale are included in net investment income. Realized gains and losses include write-downs for impaired values of investment assets. The Company establishes impairments on specific assets at the time the Company determines the assets to have been impaired. In performing this determination management utilizes mathematical models, market information, and valuation information supplied by investee companies to determine if an impairment exists. Changes in market conditions or the valuations of the investee companies could significantly impact our judgments and require further adjustments to these balances. The Company reviews its investments for impairment on a quarterly basis.

     Deferred tax assets and liabilities are based on estimated timing differences between the book and tax basis of certain assets and liabilities. These estimates may be affected by future changes in enacted tax legislation and the results of regulatory review. Deferred tax assets are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. Our judgments regarding future profitability may change due to future market conditions, among other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.

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

     From time to time, proposals have been advanced in the U.S. Congress and at the FCC to require television broadcast stations to provide advertising time to political candidates at no or reduced charge, which would eliminate in whole or in part advertising revenues from political candidates.

SUMMARY OF CONSOLIDATED RESULTS

The Year 2002 Compared With 2001

(In $000’s)

	2002	2001	Change

National	$64,174	$61,476	$2,698
Local and regional	122,542	118,034	4,508
Political	27,299	1,957	25,342
Network	4,324	7,894	(3,570)
Other broadcasting	5,955	3,000	2,955

Gross station revenues	224,294	192,361	31,933
Agency commissions	(34,147)	(27,322)	(6,825)

Station revenues (net of commissions)	190,147	165,039	25,108
Cable and other (net of commissions)	16,220	13,246	2,974

Net revenues	$206,367	$178,285	$28,082

     Net revenues were $206.4 million for the year ended December 31, 2002, an increase of $28.1 million over the $178.3 million reported for 2001. Net station revenues were $190.1 million for 2002, an increase of $25.1 million over the $165.0 million reported for 2001.

     National revenue was up four percent on a year-over-year basis due mainly to increases in automotive advertising by the large auto manufacturers.

     Local and regional advertising was up four percent on a year-over-year basis due mainly to increases in automotive advertising by local auto dealerships and increases in the fast food category.

     Political revenue was $27.3 million in 2002 versus $2.0 million in 2001. Political revenue was up in 2002 as it was a Congressional election year and a majority of the Company’s stations are the leading news providers in their markets. Due to their ability to deliver significant numbers of viewers, they are attractive vehicles for political candidates to use to inform the public of their campaign messages.

     Network revenues were down 45 percent on a year-over-year basis as a majority of the Company’s stations began operating under new network contracts during the second half of 2001.

     Cable and other revenues were $16.2 million for the year ended December 31, 2002, an increase of $3.0 million over the $13.2 million reported for 2001. The increase in cable and other revenues is due to political revenue in 2002 that was not present in 2001, generally stronger advertising environments in several markets, and startup operations at certain locations in the previous year being fully operational during 2002.

     Operating expenses (including the amortization of program rights) were $122.9 million for the year ended December 31, 2002, an increase of $11.1 million over the $111.8 million reported for 2001. The broadcasting segment’s operating expenses were $109.4 million for 2002, an increase of $8.6 million over the $100.8 million reported for 2001. The increase in operating expenses is mainly attributable to higher levels of sales commissions as a result of the increased revenue base, accruals for performance based compensation in 2002 that were not present during 2001, and increased personnel costs related to the addition of nightly and weekend news casts at one of the Company’s stations, along with annual salary increases across the Company. Cable operating expenses were $12.9 million for 2002, an increase of $2.8 million over the $10.1 million reported for 2001. The increase in cable advertising operating expenses is attributable mainly to increased commissions as a result of the increased revenue base, along with the addition of personnel during the year as start up operations at certain locations in the previous year became fully operational during 2002.

     Depreciation and amortization was $17.8 million for the year ended December 31, 2002, a decrease of $14.2 million from the $32.0 million reported for 2001. During the first quarter of 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and certain other identified intangibles no longer be amortized to earnings, but instead be review for impairment. Had SFAS No. 142 been effective as of the beginning of the first quarter of 2001, reported depreciation and amortization expenses would have been approximately $16.9 million. (See Note 6 of the accompanying Notes to Consolidated Financial Statements for further details).

     Corporate, general, and administrative expenses were $13.5 million for the year ended December 31, 2002, an increase of $1.7 million over the $11.8 million reported for 2001. The increase in corporate, general, and administrative expenses is due to accruals for performance based compensation in 2002 that were not present during 2001, and the non-capitalizable portion of expenses related to the implementation of new accounting systems.

     Net investment income was $0.6 million for the year ended December 31, 2002, a decrease of $3.5 million from the $4.1 million reported for 2001. Net investment income during 2002 was comprised mainly of interest earned on cash balances and venture capital distributions, offset by non-cash impairment charges in the Company’s venture capital portfolio. Net investment income during 2001 was comprised of significantly higher interest income (due to the interest earned during the first quarter of that year on the large cash balance related to the then as yet unpaid income taxes on the sale of the insurance operations) along with venture capital distributions and gains on the sale of stock in the Company’s equity portfolio, offset by impairments taken in the Company’s venture capital portfolio.

     The effective tax rate was 37.5% and 38.0% for 2002 and 2001, respectively.

The Year 2001 Compared With 2000

(In $000’s)

	2001	2000	Change

National	$61,476	$53,725	$7,751
Local and regional	118,034	105,514	12,520
Political	1,957	14,242	(12,285)
Network	7,894	10,742	(2,848)
Other broadcasting	3,000	2,164	836

Gross station revenues	192,361	186,387	5,974
Agency commissions	(27,322)	(26,565)	(757)

Station revenues (net of commissions)	165,039	159,822	5,217
Cable and other (net of commissions)	13,246	13,850	(604)

Net revenues	$178,285	$173,672	$4,613

     Net revenues were $178.3 million for the year ended December 31, 2001, an increase of $4.6 million over the $173.7 million reported for 2000. Net station revenues were $165.0 million for 2001, an increase of $5.2 million over the $159.8 million reported for 2000. The acquisitions of KCBD in February 2000, and WLBT, KLTV, and KTRE in December 2000, accounted for $29.6 million of the revenue in 2001. On a pro forma basis, as if the Company held all of its current stations for the full year of 2000, net station revenue decreased 13 percent. National revenue increased $7.8 million, due mainly to the four station acquisitions completed during 2000. On a pro forma basis, national revenue was down three percent. Local and regional revenue increased $12.5 million, mainly due to the four stations acquired during 2000. On a pro forma basis, local and regional revenue was down seven percent. The decreases in national and local and regional revenue on a pro forma basis were due to the general weakness in the advertising industry during 2001. This general weakness was exacerbated by the events of September 11th, as a number of advertisers cancelled or reduced schedules at that time. Political revenue was $2.0 million in 2001, down $12.3 million from the prior year level as 2001 was an off year in the biannual political cycle.

     Cable and other revenues were $13.2 million for the year ended December 31, 2001, a decrease of $0.6 million from the prior year level.

     Operating expenses (including the amortization of program rights) were $111.8 million for the year ended December 31, 2001, an increase of $10.4 million over the $101.4 million reported for 2000. The broadcasting segment’s operating expenses were $100.8 million for 2001, an increase of $13.8 million over the $87.0 million reported for 2000. On a pro forma basis, broadcast operating expenses decreased five percent. This decrease is due to lower levels of commission paid to local sales personnel as a result of a lower revenue base in 2001, reductions in promotional expenses, and a reduction in personnel implemented during 2001. Cable operating expenses were $10.1 million for 2001, an increase of $0.5 million over the $9.6 million reported for 2000. The increase in cable advertising operating expenses is attributable mainly to its expansion to new locations. Operating expenses associated with the Company’s other operations were approximately $0.9 million in 2001 and $4.8 million in 2000. Of the amount in 2000, $4.4 million relates to the phase-out and wind up of the Company’s direct mail coupon business.

     Depreciation and amortization was $32.0 million for the year ended December 31, 2001, an increase of $10.9 million over the $21.1 million reported for 2000. The increase in depreciation and amortization expense is attributable to the four station acquisitions completed during 2000.

     Corporate, general, and administrative expenses were $11.8 million for the year ended December 31, 2001, a decrease of $0.4 million over the $12.2 million reported for 2000. The decrease in corporate, general, and administrative expenses is due to lower levels of corporate charitable contributions and consulting fees, offset by certain costs associated with the relocation of the Company’s headquarters, and the non-capitalizable portion of expenses related to the implementation of new accounting and payroll systems.

     Net investment income reported for the year ended December 31, 2001 was $4.1 million, a decrease of $12.6 million from the $16.7 million reported for 2000. The decrease was due mainly to realized gains in the Company’s investment portfolio in 2000, and additional interest income earned on the residual insurance sale proceeds that were not present during 2001. Also, during the third quarter of 2001 the Company recognized a $3.2 million charge related to the determination that certain of its venture capital investments had carrying values in excess of their fair values, and that certain of those excesses were other than temporary.

     No interest expense was reported for the year ended December 31, 2001 as the Company paid off its credit facility during 2000 with proceeds from the sale of its insurance operations. Interest expense of $14.4 million was reported for the year ended December 31, 2000.

     The effective tax rate was 38.0% and 39.4% for 2001 and 2000, respectively.

BROADCAST CASH FLOW INFORMATION

(In $000's)	2002	2001	2000
Operating income	$52,175	$22,650	$38,921
One time charges (1)	—	—	3,198

Adjusted operating income	52,175	22,650	42,119
Add:
Depreciation and amortization	17,762	31,970	21,097
Adjustment for network compensation due versus accrued	4,932	673	—
Non-cash compensation	2,501	2,122	1,211

Operating cash flow	77,370	57,415	64,427
Corporate cash expenses	12,391	10,954	11,028

Broadcast cash flow	$89,761	$68,369	$75,455

(1)	Adjustment to exclude the net impact in 2000 related to the phase-out and winding up of the Company’s direct mail coupon operations

     Additional measures of broadcasting performance are based on cash flow. Broadcast cash flow information is included because such data is commonly used as a performance measure for broadcasting companies by investors for, among other items, measuring a company’s debt, and debt service capacity.

     Broadcast cash flow for 2002 was $89.8 million, an increase of $21.4 million as compared to the $68.4 million reported for 2001. The increase in broadcast cash flow is due mainly to the increase in revenues as a result of robust spending by political advertisers during 2002.

     This cash flow information is not, and should not be used as, an alternative or substitute for the net income or cash flows included in the Company’s Consolidated Financial Statements, and is not a measure of financial performance under generally accepted accounting principles. As the calculation of broadcast cash flow is before corporate expenses, interest expense, and income taxes, it is not necessarily indicative of the funds that are available for management’s discretionary use.

INVESTMENTS

     During the year ended December 31, 2002, the Company had net investment income of $0.6 million. The majority of this was related to gains on the sale of marketable equity securities and interest income earned on cash balances. At December 31, 2002, other long-term investments, included in the caption “investments and other assets” on the balance sheet, was comprised of approximately 24% private equity securities, 26% private debt securities, 14% real estate related investments, 16% venture capital limited partnerships, and 20% low income housing tax credits and other investments.

     The Company has determined that it is not practicable to estimate the fair values of its private equity, venture capital, and low income housing tax credit investments because of a lack of primary and secondary market prices and the inability to estimate fair values without incurring excessive costs. Fair values for private debt securities are estimated by discounting the expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments. Further discussion of investments and valuation is contained in Notes 7 and 15 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s short-term cash needs consist primarily of working capital requirements, and dividends to shareholders. Historically, Liberty’s operations have provided sufficient liquidity for the operations of the Company.

     The Company’s primary long-term cash needs are the possible need for capital should the Company identify an appropriate acquisition opportunity, and the expenditures associated with implementing high definition television broadcast operations. While exact costs are not presently known, the additional capital expenditures required over the next several years to comply with the FCC high definition television implementation deadline are anticipated to be approximately $10 million to $15 million.

     On a consolidated basis, Liberty’s net cash provided by operating activities was $91.8 million for 2002 compared with cash used in operating activities of $75.5 million for 2001 and cash provided by operating activities of $28.8 million for 2000. The increase in cash provided by operating activities is due to the payment in 2001 of approximately $132 million of income taxes related to the sale of its insurance operations. Excluding the impact of the Company’s discontinued insurance operations and the income taxes paid related to that sale, net cash provided by operations was $56.5 million in 2001 and $43.3 million for 2000.The increase in cash provided by operating activities in 2002 as compared to the adjusted 2001 cash provided by operating activities is due to mainly to the increase in revenues during 2002.

     Liberty’s net cash used in investing activities was $27.7 million in 2002 compared to $20.8 million in 2001 and net cash provided by investing activities of $359.3 million in 2000. The increase in net cash used in investing activities in 2002 was due to increased capital expenditures related to the Company’s conversion to digital television broadcasting. The majority of the net cash provided by investing activities during 2000 was related to the sale of the Company’s insurance operations.

     Cash flow used in financing activities for 2002 was $31.6 million versus $17.2 million and $251 million in 2001 and 2000, respectively. Cash flow used in financing activities was higher in 2002 as compared to 2001 due to the increased activity in the Company’s share buy-back program during 2002. During 2000, funds from the sale of the Company’s insurance operations were used to pay off the then outstanding balance on its revolving credit facility.

     During 2002, the Company repurchased 404,400 shares of its common stock for approximately $15.3 million. During 2001, the Company repurchased 240,000 shares of its common stock for approximately $9.6 million. During 2000, the Company repurchased 683,500 shares of its common stock for approximately $24.6 million.

     On February 4, 2003, the Board of Directors of the Company extended to February 28, 2004, the Company’s authorization to purchase from time to time up to 4 million shares of stock in the open market or directly negotiated transactions.

     In February 2000, the Company used $59.8 million from borrowings under its credit facility to acquire KCBD, the NBC affiliate in Lubbock, Texas. On November 1, 2000, the Company repaid this facility in full with a portion of the proceeds from the sale of its insurance operations.

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

     During 2001, the Company completed negotiations with NBC regarding its network affiliation agreements, and entered into a ten year agreement that calls for compensation payments from NBC for the first five years and is compensation neutral thereafter.

     The Company has committed to make certain investments in its venture capital funds when called by the fund’s manager. The Company anticipates additional funding related to its venture capital portfolio of $1.2 million over the next one to three years. The Company also anticipates the funding of its private debt and equity holdings of approximately $4.0 million during 2003.

     At December 31, 2002 and 2001, the Company had no outstanding debt. On March 21, 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. On May 20, 2002, the Company renewed the facility for an additional year on substantially similar terms. No amounts have been drawn on this facility since inception. At the end of the term of the facility any outstanding principal and interest will come due, unless the bank, in its sole discretion, otherwise extends the facility. The facility provides that the funds drawn may be used for working capital and other general corporate purposes, capital expenditures, repurchases of common stock, acquisitions, and investments.

     The Company believes that its current level of cash, expected future cash flows from operations, and its credit facility are sufficient to meet the needs of its businesses. If suitable opportunities arise for additional acquisitions, the Company believes it can arrange for additional debt financing or use Common Stock or Preferred Stock as payment for all or part of the consideration for such acquisitions, or the Company may seek additional funds in the equity or debt markets.

     Other Company commitments are shown in Note 18 to the Consolidated Financial Statements. Further discussion of investments and valuation is contained in Notes 2 and 15 to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

     As of December 31, 2002 the Company had no off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments Due By Period

		Less			More
Contractual Obligations		Than	1-3	3-5	Than 5
(In $000's)	Total	1 Year	Years	Years	Years

Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	1,636	579	693	356	8
Purchase Obligations	2,478	1,278	1,200	—	—
Other Long-Term Liabilities Reflected on the Registrants Balance Sheet Under GAAP	6,312	261	144	144	5,763

Total	$10,426	$2,118	$2,037	$500	$5,771

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Portions of the Company’s investment portfolio may be exposed to equity price and interest rate risk. While the Company held no marketable equity securities at December 31, 2002, it may from time to time have investments in marketable equity securities acquired either through direct purchases or as a result of distributions from its venture capital funds. At December 31, 2001, the Company had $7.7 million of investments in marketable equity securities. The majority of the portfolio at that time was invested in a bond fund with a Aaa bond fund credit rating and an MR1 market risk rating from Moody’s Investors Service. Bond funds rated MR1 are judged by Moody’s to have very low sensitivity to changing interest rates and other market conditions, and as such tend to mitigate the interest risk inherent in debt securities.

     As of December 31, 2002 and 2001, real estate related investments totaled $6.3 million and $13.4 million, respectively. These investments consist primarily of residential land and lots in various stages of development and completion, and receivables related to prior land sales. The Company does not plan to make any future investments in real estate, but will continue to manage the existing portfolio to maximize the value to the Company. Substantially all of the remaining investment real estate is located in South Carolina.

     Additional disclosures concerning the fair values in relation to the carrying values of the Company’s financial instruments are included in Notes 7 and 15 to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Information

CONSOLIDATED BALANCE SHEETS
THE LIBERTY CORPORATION AND SUBSIDIARIES

(In $000’s)

	As of December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$67,917	$35,489
Receivables (net of allowance for doubtful accounts of $1,963 and $2,250 in 2002 and 2001, respectively)	42,069	40,035
Program rights	4,433	4,678
Prepaid and other current assets	2,982	4,638
Income taxes receivable	2,370	6,719
Deferred income taxes	5,508	13,129

Total current assets	125,279	104,688
Property, plant, and equipment:
Land	5,639	5,639
Buildings and improvements	52,638	37,819
Furniture and equipment	157,401	153,092
Less: Accumulated depreciation	(120,409)	(108,241)

	95,269	88,309
Intangible assets subject to amortization (net of $751 and $6,018 accumulated amortization in 2002 and 2001, respectively)	369	903
FCC licenses and network affiliations	304,285	380,718
Goodwill	101,387	101,387
Investments and other assets	44,162	54,190

Total assets	$670,751	$730,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$24,433	$19,676
Program contract obligations	4,486	4,949

Total current liabilities	28,919	24,625
Unearned revenue	5,637	881
Deferred income taxes	91,647	116,413
Other liabilities	6,312	6,605

Total liabilities	132,515	148,524

Shareholders’ equity:
Common stock (authorized — 50,000,000 shares, no par value, shares issued and outstanding — 19,423,317 shares in 2002, 19,749,632 shares in 2001)	92,978	104,865
Unearned stock compensation	(3,802)	(3,687)
Retained earnings	448,887	480,556
Unrealized investment gains (losses)	173	(63)

Total shareholders’ equity	538,236	581,671

Total liabilities and shareholders’ equity	$670,751	$730,195

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
THE LIBERTY CORPORATION AND SUBSIDIARIES
(In $000’s, except per share data)

	For the Years Ended December 31,

	2002	2001	2000

REVENUES
Station revenues (net of commissions)	$190,147	$165,039	$159,822
Cable advertising (net of commissions) and other revenues	16,220	13,246	13,850

Net revenues	206,367	178,285	173,672
EXPENSES Operating expenses	115,668	103,908	95,564
Amortization of program rights	7,281	7,937	5,852
Depreciation and amortization of intangibles	17,762	31,970	21,097
Corporate, general, and administrative expenses	13,481	11,820	12,238

Total operating expenses	154,192	155,635	134,751
Operating income	52,175	22,650	38,921
Net investment income	616	4,086	16,696
Interest expense	—	—	14,366

Income from continuing operations before income taxes	52,791	26,736	41,251
Provision for income taxes	19,796	10,160	16,256

Income from continuing operations	32,995	16,576	24,995
INCOME FROM DISCONTINUED OPERATIONS
Income from operations of discontinued operations, net of income taxes	—	—	26,061
Gain on sale of discontinued operations, net of $131,670 of income taxes	—	—	2,502

Income from discontinued operations	—	—	28,563
INCOME BEFORE THE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	32,995	16,576	53,558
Cumulative effect of a change in accounting principle (net of $29,045 of income taxes)	(47,388)	—	—

NET INCOME (LOSS)	$(14,393)	$16,576	$53,558

BASIC EARNINGS PER COMMON SHARE:
From continuing operations	$1.68	$0.85	$1.27
From discontinued operations	—	—	1.47
From the cumulative effect of a change in accounting principle	(2.41)	—	—

Basic earnings (loss) per common share	$(0.73)	$0.85	$2.74

DILUTED EARNINGS PER COMMON SHARE
From continuing operations	$1.68	$0.84	$1.27
From discontinued operations	—	—	1.45
From the cumulative effect of a change in accounting principle	(2.41)	—	—

Diluted earnings (loss) per common share	$(0.73)	$0.84	$2.72

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THE LIBERTY CORPORATION AND SUBSIDIARIES
(In $000’s except per share data)

					Unrealized
	Common		Convertible	Unearned	Investment
	Shares	Common	Preferred	Stock	Gains	Retained
	Outstanding	Stock	Stock	Compensation	(Losses)	Earnings	Total(1)

Balance at January 1, 2000	19,508	$100,112	$15,031	$(5,057)	$(1,191)	$445,329	$554,224
Net income						53,558	53,558
Net unrealized investment gains, net of taxes					1,881		1,881
Dividends — Common Stock — $0.88 per share						(17,252)	(17,252)
Dividends — Convertible Preferred Stock — $1.75 per share						(365)	(365)
Stock issued for employee benefit and performance incentive compensation programs	285	8,376		5,057			13,433
Income tax benefit resulting from employee exercise of options		133					133
Stock issued for conversion of convertible preferred stock	429	15,031	(15,031)				—
Stock repurchased	(684)	(24,619)					(24,619)

Balance at December 31, 2000	19,538	99,033	—	—	690	481,270	580,993

Net income						16,576	16,576
Net unrealized investment losses, net of taxes					(753)		(753)
Dividends — Common Stock — $0.88 per share						(17,290)	(17,290)
Stock issued for employee benefit and performance incentive compensation programs	452	14,200		(3,687)			10,513
Income tax benefit resulting from employee exercise of options		1,274					1,274
Stock repurchased	(240)	(9,642)					(9,642)

Balance at December 31, 2001	19,750	104,865	—	(3,687)	$(63)	480,556	581,671

Net loss						(14,393)	(14,393)
Net unrealized investment gains, net of taxes					236		236
Dividends — Common Stock — $0.88 per share						(17,276)	(17,276)
Stock issued for employee benefit and performance incentive compensation programs	77	3,321		(115)			3,206
Income tax benefit resulting from employee exercise of options		73					73
Stock repurchased	(404)	(15,281)					(15,281)

Balance at December 31, 2002	19,423	$92,978	—	$(3,802)	$173	$448,887	$538,236

(1)	Comprehensive income (loss), which includes the aggregate of net income (loss) and net unrealized investment gains (losses), was $(14,157), $15,823, and $55,439, for 2002, 2001, and 2000, respectively.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THE LIBERTY CORPORATION AND SUBSIDIARIES
(In $000’s)

	For the Years Ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES
Net income (loss)	$(14,393)	$16,576	$53,558
Less: Income from discontinued operations	—	—	(28,563)
Cumulative effect of a change in accounting principle	47,388	—	—

Income from continuing operations	32,995	16,576	24,995
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Gain on sale of operating assets	296	147	456
Realized investment (gains) losses	3,544	2,211	(9,981)
Depreciation	17,063	16,049	13,807
Amortization of intangibles	699	15,921	7,290
Amortization of program rights	7,281	7,937	5,852
Cash paid for program rights	(7,499)	(7,873)	(6,362)
Provision for deferred income taxes	11,900	9,497	737
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(2,034)	526	(2,321)
Other assets	17,638	42,865	9,429
Accounts payable and accrued expenses	4,757	(52,479)	5,825
Accrued income taxes	—	(128,254)	6,690
Unearned revenue	4,756	881	—
Other liabilities	(293)	(245)	(12,607)
All other operating activities, net	695	743	(515)
Net cash used in operating activities of discontinued operations	—	—	(14,516)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	91,798	(75,498)	28,779

INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(24,704)	(13,853)	(9,691)
Proceeds from sale of property, plant, and equipment	385	750	84
Net cash paid for purchase of television stations	—	—	(231,312)
Funding of trust for unremitted television station purchase price	—	—	(43,168)
Investment securities sold	8,083	2,755	13,957
Investment securities acquired	(13,110)	(12,502)	(2,440)
Purchase of investment properties	—	—	(1,874)
Proceeds from sale of investment properties	1,619	2,010	12,947
Proceeds from sale of subsidiary (net of cash sold)	—	—	567,568
Net cash provided by investing activities of discontinued operations	—	—	53,216

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(27,727)	(20,840)	359,287

FINANCING ACTIVITIES
Proceeds from borrowings	—	—	2,628,500
Principal payments on debt	—	—	(2,862,500)
Dividends paid	(17,276)	(17,290)	(17,617)
Stock issued for employee benefit and compensation programs	914	9,756	1,269
Repurchase of common stock	(15,281)	(9,642)	(24,619)
Net cash provided by financing activities of discontinued operations	—	—	24,012

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	(31,643)	(17,176)	(250,955)

INCREASE (DECREASE) IN CASH	32,428	(113,514)	137,111
Cash at beginning of year	35,489	149,003	11,892

CASH AT END OF YEAR	$67,917	$35,489	$149,003

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

1. Nature of Operations

      The Liberty Corporation and Subsidiaries, (“Liberty” or “the Company”), through its operating subsidiary, Cosmos Broadcasting (“Cosmos”), owns fifteen network-affiliated television stations (“the stations”), principally located in the Southeast and Midwest. In addition, Cosmos owns Cable Vantage, a cable advertising sales subsidiary; Take Ten productions, a video production facility; and Broadcast Merchandising Corporation, a professional broadcast equipment dealership.

      The Company completed the sale of its insurance operations on November 1, 2000, as more fully discussed in Note 3. The insurance operations have been accounted for as discontinued operations.

2. Summary of Significant Accounting Policies Principles of Consolidation

      The accompanying consolidated financial statements of The Liberty Corporation and Subsidiaries include the accounts of the Company after elimination of all significant intercompany balances and transactions.

Use of Estimates and Assumptions

      Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes to the consolidated financial statements. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

      The Company includes with cash and cash equivalents all highly liquid investments which mature within three months of the date of acquisition. The Company routinely enters into repurchase agreements with banks whereby the Company makes overnight purchases of government securities using its available cash balances. The following day, the bank is required to repurchase the investments from the Company. The Company generally does not require collateral for these investments. Overnight investments of $9,309,000 and $18,693,000 were included in cash and cash equivalent at December 31, 2002 and 2001, respectively.

Receivables

      Receivables, net of allowance for doubtful accounts, are carried at cost, which approximates fair value. The Company calculates its allowance for doubtful accounts based on an estimation process. The Company uses a mathematical calculation coupled with the specific identification of certain accounts to estimate its allowance for doubtful accounts. Estimates of the likelihood of collection are made based on a mutli-year historical average of the actual collections experience at each station. The Company charges accounts receivables off against its allowance for doubtful accounts when it deems them to be uncollectible on a specific identification basis.

Program Rights

      Program rights result from license agreements under which the Company has acquired rights to broadcast certain television program material, and are stated at cost less amortization. The cost of rights acquired is recorded as an asset and a liability when the program material has been accepted and made available for broadcast. Amortization is determined using both straight-line and accelerated methods over the terms of the license agreements. Carrying amounts are regularly reviewed by management for indications of impairment and are adjusted when appropriate to estimated amounts recoverable from future broadcasts of the applicable program material.

FCC Licenses and Network Affiliations and Goodwill

      FCC licenses, network affiliations, and goodwill are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142, which the Company adopted during the first quarter of 2002, requires that intangible assets with indefinite lives and goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This review for impairment, performed at least annually, requires management to make certain estimates to determine the estimated fair value of its individual stations and it station group as a whole. These estimates include, among other things, the future cash flows to be generated by stations, terminal multiples for assumed station sales, discount rates to be used in present value calculations, and assumed future capital expenditure levels. Actual results and future market conditions could differ from those estimates and assumptions used.

Program Contract Obligations

      Program contract obligations represent the gross amounts to be paid to program suppliers over the life of the contracts. Program rights acquired through the assumption of program contract obligations were approximately $7,036,000 and $7,244,000 for 2002 and 2001, respectively. Commitments for license agreements that were executed but were not reported in the accompanying balance sheets because they were not available for broadcasting were $9,266,000 and $11,703,000 for 2002 and 2001, respectively.

Property, Plant, and Equipment

      Property, plant, and equipment are recorded at cost. Depreciation over the estimated useful lives of the properties is determined principally using the straight-line method with lives ranging from 3 to 30 years.

Station Revenues

      Station revenues are generated primarily from the sale of television advertising time, and are recognized in the period during which the advertising spots are aired. Station revenues are presented net of agency commissions of $34,147,000, $27,322,000, and $26,565,000 in 2002, 2001, and 2000, respectively. Station revenues also include revenues from network affiliation contracts. Revenues from network affiliation contracts are recorded as earned over the life of the contract. Cash payments received in excess of revenue earned to-date are recorded as unearned revenue.

Cable Advertising Revenues

      Cable advertising revenues are generated primarily from assisting local cable operators with the sale of commercial time available in cable network programs. Revenues are recognized in the period during which the advertising spots sold by the Company are aired by the local cable operator. Cable advertising and other revenues are presented net of commissions of $2,712,000, $1,636,000, and, $1,636,000 in 2002, 2001, and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

Concentration of Credit Risk

      A significant portion of the Company’s accounts receivable are due from local and national advertising agencies. Such amounts are generally unsecured.

Barter Transactions

      Revenue from barter transactions is recognized when advertisements are broadcast. Barter revenue is recognized based on the fair value of merchandise or services received by the Company. Revenue from barter transactions was $2,976,000, $3,198,000, and $2,785,000 for the years 2002, 2001, and 2000, respectively.

      Merchandise or services received are charged to cost and expense when received or used. Expense related to barter transactions was $3,079,000, $3,113,000, and $2,665,000 for the years 2002, 2001, and 2000, respectively.

Realized and Unrealized Investment Gains and Losses

      Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-then-temporary on available-for-sale securities are included in net investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

      Realized gains and losses on the sale of real estate acquired for development and resale are included in net investment income. Realized gains and losses include write-downs for impaired values of investment assets. The Company establishes impairments on specific assets at the time the Company judges the assets to have been impaired and the impairment can be estimated.

Income Taxes

      Income taxes are computed using the liability method required by SFAS No. 109, “Accounting for Income Taxes (“SFAS No 109”)”. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and law that will be in effect when the differences are expected to reverse.

Equity Compensation

      In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company has elected to follow the intrinsic value method to account for stock-based compensation. Under the intrinsic value method, because the exercise price of the Company’s employee stock options at least equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Please see Note 11 Stock Ownership and Stock Option Plans for a tabular presentation of this information and additional important disclosures regarding the Company’s equity compensation programs.

      The Company accounts for awards of restricted stock in accordance with SFAS No. 123. The Company recognizes compensation expense equal to the grant date fair value of the restricted stock awards as compensation expense over the vesting period of the restricted shares.

Reclassifications

      Reclassifications have been made in the 2001 and 2000 Consolidated Financial Statements to conform to the 2002 presentation.

3. Discontinued Operations

      On June 19, 2000, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Royal Bank of Canada (“RBC”), a Canadian-chartered bank, pursuant to which RBC was to acquire from the Company all of the issued and outstanding shares of capital stock of Liberty Life Insurance Company, Liberty Insurance Services Corporation, The Liberty Marketing Corporation, LC Insurance Limited and Liberty Capital Advisors, Inc., for a total of approximately $648 million, consisting of a dividend from Liberty Life Insurance Company of up to $70 million and the balance in cash from Royal Bank of Canada. On September 29, 2000, the shareholders of the Company approved the Purchase Agreement described above. Accordingly, these entities have been treated as discontinued operations in the accompanying financial statements. The transaction closed on November 1, 2000 with Liberty receiving $567.6 million in net cash proceeds and approximately $16 million in non-cash assets (mainly investments in venture capital funds and low income housing tax credits).

      Operating results in 2000 include operations through September 29, 2000, the date the shareholders approved the transaction. Results from that date through the date of sale are included in the gain on the sale of discontinued operations.

      Summarized disclosure of the Company’s discontinued operations is as follows:

(In $000's)	2000

Revenues	$278,796
Expenses	241,884

Income from discontinued operations before taxes	36,912
Income taxes	10,851

Income from discontinued operations	$26,061

4. Television Station Acquisitions

      On February 29, 2000, the Company completed the acquisition of KCBD, the NBC affiliate in Lubbock, TX in a cash transaction for $59.8 million. This purchase was funded using proceeds from the Company’s credit facility.

      On December 1, 2000, the Company completed its acquisition of Civic Communications (“Civic”). The agreed-upon purchase price for all of the outstanding common stock of Civic was $204 million. The Company used proceeds from the sale of its insurance operations, which was completed November 1, 2000, to fund the transaction. Civic owned and operated WLBT-TV, the NBC affiliate in Jackson, MS, KLTV-TV, the ABC affiliate in Tyler, TX, and KTRE-TV, the satellite affiliate of KLTV in Lufkin, TX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

      The operating results of the acquired businesses are included in the consolidated statements of income from their respective dates of acquisition.

      Both of the acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price of the acquired businesses were allocated to underlying assets and liabilities based on fair values.

      At the time of closing, the Company agreed to pay a portion of the purchase price to the Civic stockholders at a future date. The unpaid purchase price was remitted to the Civic stockholders during the first quarter of 2001.

      The following table sets forth the unaudited pro forma results of operations as if the acquisitions had been consummated at the beginning of 2000:

(In $000's except per share data)	2000

Net revenues	$204,588
Net income	$36,684
Earnings per basic share	$1.87
Earnings per diluted share	$1.86

      The pro forma data give effect in the aggregate to the acquisition of KCBD-TV, which occurred on February 29, 2000, to the sale of Liberty’s insurance operations to RBC, which closed on November 1, 2000, and to the acquisition of Civic, which occurred on December 1, 2000, as if each had occurred at the beginning of the period presented. The pro forma amounts include actual operating results prior to each respective acquisition and adjustments to intangible amortization, depreciation, interest expense and income taxes. These pro forma amounts do not purport to be indicative of results that would have occurred had the transactions been in effect for the periods presented or that may be obtained in the future.

5. Intangible Assets Subject to Amortization

      At December 31, 2002 and December 31, 2001, the Company’s intangible assets subject to amortization were comprised of leases acquired through station purchases for space on certain of its towers, non-compete agreements, and loan costs associated with the Company’s unused line of credit.

      Estimated amortization expense resulting from intangible assets subject to amortization for the five year period ending 2007 is expected to be as follows:

(In $000's)	Estimated Amortization

2003	$240
2004	170
2005	170
2006	170
2007	170

6. FCC Licenses and Network Affiliations and Goodwill

      FCC licenses, network affiliations, and goodwill are accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142, which the Company adopted during the first quarter of 2002, requires that intangible assets with indefinite lives and goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company recorded $15.1 million ($9.4 million net of income taxes) and $6.7 million ($4.2 million net of income taxes) of amortization expense related to intangibles that are no longer required to be amortized for the years ended December 31, 2001 and 2000, respectively. In connection with the adoption of SFAS No. 142, the Company reduced the carrying value of its FCC licenses by $76.4 million ($47.4 million net of income taxes) as a cumulative effect of a change in accounting principle.

      The following table reconciles net income for the periods ended December 31, 2001 and December 31, 2000 as reported to the adjusted December 31, 2001 and December 31, 2000 net income, had Statement No. 142 been in effect as of January 1, 2000:

(In $000's)	2002	2001	2000

Reported income from continuing operations	$32,995	$16,576	$24,995
Add back : Goodwill and indefinite lived intangible amortization (net of income taxes)	—	9,371	4,157

Adjusted income from continuing operations	$32,995	$25,947	$29,152

      The following tables reconcile basic and diluted earnings per share as reported at December 31, 2001 and 2000, to the adjusted December 31, 2001 and 2000 basic and diluted earnings per share, had Statement No. 142 been in effect as of January 1, 2000:

	2002	2001	2000

Basic earnings per share:
Reported basic earnings per share from continuing operations	$1.68	$0.85	$1.27
Add back : Goodwill and indefinite lived intangible amortization (net of income taxes)	—	0.48	0.21

Adjusted basic earnings per share from continuing operations	$1.68	$1.33	$1.48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

	2002	2001	2000

Diluted earnings per share:
Reported diluted earnings per share form continuing operations	$1.68	$0.84	$1.27
Add back : Goodwill and indefinite lived intangible amortization (net of income taxes)	—	0.48	0.21

Adjusted diluted earnings per share from continuing operations	$1.68	$1.32	$1.48

      At December 31, 2002 and December 31, 2001, the Company’s intangible assets not subject to amortization were comprised of FCC licenses and network affiliations.

7.  Investments and Other Assets

      The Company realized $401,000, $1,053,000, and $13,987,000 in gains on the sale of available-for-sale securities in 2002, 2001, and 2000, respectively. The Company realized $147,000, $15,000, and $1,104,000 in losses on the sale of available-for-sale securities in 2002, 2001, and 2000, respectively. Gains and losses on the sale of available-for-sale securities are reported in net investment income on the face of the income statement. The major classifications of investments and other assets are as follows:

(In $000's)	December 31,

	2002	2001

Marketable equity securities	$—	$7,733
Private equity investments	10,556	7,539
Private debt securities	11,528	3,500
Real estate related investments	6,306	13,379
Investments in venture capital funds	7,258	8,094
Investments in low income housing tax credits	6,343	7,311
Other	2,171	6,634

Total investments and other assets	$44,162	$54,190

      Investments in debt securities and marketable equity securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 115 requires that all debt and marketable equity securities be classified into one of three categories — held to maturity, available-for-sale, or trading. The Company currently has no securities classified as held to maturity or trading.

      Investments are generally held in the Corporate segment and are reported on the following basis:

•	Marketable equity securities are all considered available-for-sale and are carried at fair value. The fair values for marketable equity securities are based on quoted market prices.

•	Private equity investments, all of which represent a voting interest of less than 20%, are carried at cost, which includes provisions for impaired value when appropriate.

•	Private debt securities classified as available-for-sale are stated at fair value with unrealized gains and losses, after adjustment for deferred income taxes, reported directly in shareholders’ equity in accumulated other comprehensive income (loss). Fair values for private debt securities are estimated by discounting the expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

•	Real estate related investments consist primarily of residential land and lots in various stages of development and completion, and receivables related to prior land sales. The Company’s real estate properties were held for sale at December 31, 2002 and 2001, and accordingly are carried at the lower of cost or fair market value less costs to sell.

•	Investments in venture capital funds are generally carried at cost, which includes provisions for impaired value where appropriate.

•	Investments in low income housing tax credits are accounted for using the cost method, in accordance with Emerging Issues Task Force 94-1 “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects”. Under the cost method, any excess of the carrying amount of the investment over its estimated residual value is amortized over the remaining period during which the Company is to receive tax credits.

      Certain of the Company’s private equity and debt securities have conversion, anti-dilution, demand registration, and other features typical for instruments of these types. In addition, certain of these instruments have warrants attached that if exercised, would allow the Company to purchase additional shares in certain of its investee companies at predetermined prices. These securities have maturities ranging from one to three years.

      See Note 15 Fair Values of Financial Instruments for further discussion of the methods used to estimate the fair values of the Company’s financial instruments.

8. Revolving Credit Facility

      In November 2000, the Company sold its insurance operations for approximately $648 million (See Note 3). The Company used approximately $258 million of its net cash proceeds from this sale to repay its credit facility in full. The Company had no outstanding debt, nor interest expense, during 2001 or 2002. Interest paid amounted to approximately $15,005,000 in 2000.

      In March 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. On May 20, 2002, the Company renewed the facility for an additional year on substantially similar terms. No amounts have been drawn on this facility since inception. At the end of the term of the facility, any outstanding principal and interest will come due, unless the bank, in its sole discretion, otherwise extends the facility. The facility provides that the funds drawn may be used for working capital and other general corporate purposes, capital expenditures, repurchases of common stock, acquisitions, and investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

9. Shareholders’ Equity

      The Company has adopted a Shareholder Rights Plan and declared a dividend of one preferred stock purchase right for each outstanding share of common stock. Upon becoming exercisable, each right entitles the holder to purchase for a price of $150.00 one one-hundredth of a share of Series A Participating Cumulative Preferred Stock. All of the rights may be redeemed by the Company at a price of $0.01 per right until ten business days (or such later date as the Board of Directors determines) after the public announcement that a person or group has acquired beneficial ownership of 20 percent or more of the outstanding common shares (“Acquiring Person”). Upon existence of an Acquiring Person, the Company may redeem the rights only with the concurrence of a majority of the directors not affiliated with the Acquiring Person. The rights, which do not have voting power and are not entitled to dividends, expire on August 7, 2010. The rights are not exercisable until ten business days after the public announcement that a person has become an Acquiring Person or after the commencement of a tender offer or exchange offer if, upon consummation, such person or group would become an Acquiring Person. If, after the rights become exercisable, the Company becomes involved in a merger or certain other major corporate transactions, each right will entitle its holder, other than the Acquiring Person, to receive common shares with a deemed market value of twice such exercise price. There are 10,000,000 shares of preferred stock, no par value per share authorized for issuance. At December 31, 2002 and December 31, 2001, there were 140,000 shares of preferred stock that were reserved for issuance in connection with the Shareholder Rights Plan.

      The Company repurchased through negotiated transactions and in the open market 404,400, 240,000, and 684,000 common shares during 2002, 2001 and 2000, respectively.

      The components of unrealized appreciation on fixed maturity securities available for sale and equity securities in the balance sheet caption Unrealized Investment Gains and Losses (see Note 16) as of December 31 are as follows:

(In $000s)	2002	2001

Carrying value of securities	$7,279	$233
Amortized cost of securities	(7,000)	(334)

Net unrealized appreciation (depreciation)	279	(101)
Deferred income taxes	(106)	38

Total	$173	$(63)

10. Employee Benefits

      The Company has a postretirement plan that provides medical and life insurance benefits for qualified retired employees. The postretirement medical plan is generally contributory with retiree contributions adjusted annually to limit employer contributions to predetermined amounts. The postretirement life plan provides free insurance coverage for retirees and is insured with an unaffiliated company.

      Net periodic postretirement benefit cost included the following components:

(In $000s)	2002	2001	2000

Service cost	$29	$26	$31
Interest cost	137	163	149

Net periodic postretirement benefit cost	$166	$189	$180

      The following schedule reconciles the accumulated postretirement benefit obligation included in other liabilities on the balance sheets as of December 31:

(In $000's)	2002	2001

Benefit obligation at beginning of year	$1,979	$2,437
Service cost	29	26
Interest cost	137	163
Plan participants’ contributions	156	148
Benefits paid	(305)	(297)
Actuarial loss	(273)	(498)

Benefit obligation at end of year	$1,723	$1,979

      The following schedule reconciles the status of the Company’s plan with the unfunded postretirement benefit obligation included in its balance sheets at December 31:

(In $000's)	2002	2001

Funded status	$1,723	$1,979
Unrecognized prior service cost	(21)	(23)
Unrecognized net gain (loss)	152	(119)

Accrued postretirement benefit obligation	$1,854	$1,837

      The weighted-average discount rate is 6.75% and 7.25% for 2002 and 2001, respectively. At December 31, 2002, a 5.5% annual rate of increase in the per capita cost of covered medical benefits was assumed for 2003. The rate was to remain at 5.5% in 2004 and thereafter. At December 31, 2001, a 5.5% annual rate of increase in the per capita cost of covered medical benefits was assumed for 2002. The rate was to remain at 5.5% in 2003 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plans.

      A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In $000's)	1% Increase	1% Decrease

Effect on total of service and interest rate components	$1	$(1)
Effect on postretirement benefit obligation	$12	$(13)

      The Company has a retirement and savings plan for substantially all of its employees. The plan has features of both a profit sharing plan and a voluntary thrift plan qualified under Section 401(k) of the Internal Revenue Code. The profit sharing component of the Plan allows for contributions to be made to the Plan at the discretion of the Board of Directors. Contributions for this component of the Plan were $3,022,000, $2,975,000, and $2,271,000 in 2002, 2001, and 2000, respectively. The 401(k) component of the Plan allows employees to contribute to the Plan and the Company will make a matching contribution of up to 3% of the employees’ compensation. The Company’s matching contribution percentage may be changed at the discretion of the Company’s Board of Directors. The Company’s contributions for this component of the Plan were $1,551,000, $1,214,000, and $1,088,000 in 2002, 2001, and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

11. Stock Ownership and Stock Option Plans

      The Company has a Performance Incentive Compensation Program (the “Program”) which provides that the Compensation Committee of the Board of Directors may grant: (a) incentive stock options within the meaning of Section 422 of the Internal Revenue Code; (b) non-qualified stock options; (c) performance units; (d) awards of restricted shares of the Company’s common stock; (e) awards of unrestricted shares of the Company’s common stock; (f) phantom stock units; (g) or any combination of the foregoing to outside directors, officers and key employees provided, however, that non-employee directors are not eligible to receive incentive stock options. Only common stock, not to exceed 5,000,000 shares, may be delivered under the Program; shares so delivered will be made available from the authorized but unissued shares or from shares reacquired by the Company, including shares purchased in the open market. The aggregate number of shares that may be acquired by any participant in the Program is limited to a maximum of 400,000 stock options during a single calendar year and a maximum of 100,000 shares of other stock-based awards during a single calendar year. As of December 31, 2002, 58 employees, officers and outside directors were participants in the Program.

      Restricted shares awarded to participants under the Program generally vest either in equal annual installments or as a lump sum, generally over a five-year period commencing on the date the shares are awarded. Vesting of restricted shares may be contingent on the achievement of certain performance goals as established by the Compensation Committee at the time of the grant. Non-vested shares may not be assigned, transferred, pledged or otherwise encumbered or disposed of. During the applicable restriction period, the Company retains possession of the certificates for the restricted shares with executed stock powers attached. Participants are entitled to dividends and voting rights with respect to the restricted shares.

      Stock options under the Program are issued at least at 100% of the market price on the date of grant, are vested over such period of time, which generally may not be less than one year, as may be established by the Compensation Committee, and expire no more than ten years after the grant. As required by the Program, the sale of the Company’s insurance operations on November 1, 2000, resulted in the vesting of all of the then outstanding stock options.

      Of the non-qualified options outstanding, 454,259 were exercisable at December 31, 2002; 305,278 were exercisable at December 31, 2001; and 987,485 were exercisable at December 31, 2000. The options expire on various dates beginning June 15, 2003, and ending October 4, 2011.

      In accordance with the provisions SFAS No. 123, “Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for awards of restricted shares. Expense is recognized over the vesting period of the restricted shares. Expense related to restricted shares totaled $990,000 and $757,000 for the years ended December 31, 2002 and 2001, respectively. Commensurate with the sale of the Company’s insurance operations on November 1, 2000, all of the then outstanding restricted stock vested. The expense related to this required vesting was included in the gain on the sale of discontinued operations. Prior to the sale of the insurance operations, the Company had expensed approximately $2,438,000 in 2000.

      Under APB No. 25, because the exercise price of the Company’s employee stock options at least equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

      The weighted average grant-date estimated fair value of grants during 2002, 2001, and 2000 using a Black-Scholes option valuation model, and the weighted average assumptions used to determine the estimated fair value are as follows:

	2002	2001	2000

Estimated fair value	$9.55	$8.27	$8.98
Underlying assumptions used to determine estimated fair value:
Risk free interest rate	4.40%	4.88%	6.6%
Dividend yield	2.2%	2.6%	2.8%
Expected stock price volatility	0.23	0.23	0.23
Weighted average expected life	6 years	7 years	7 years

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

      Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

(In $000's, except per share amounts)	2002	2001	2000

Stock-based compensation cost included in net income (net of taxes)	$619	$469	$1,487
Net Income (loss):
As Reported	$(14,393)	$16,576	$53,558
Pro forma compensation expense (net of taxes)	(901)	(688)	(2,688)

Pro forma net income (loss)	$(15,294)	$15,888	$50,870
Basic Earnings (Loss) per Share:
As Reported	$(0.73)	$0.85	$2.74
Pro forma	(0.78)	0.81	2.61
Diluted Earnings (Loss) per Share:
As Reported	$(0.73)	$0.84	$2.72
Pro forma	(0.78)	0.81	2.58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

      The following schedule summarizes activity in the Program during the three years ending December 31, 2002:

			Non-Qualified
	Restricted Shares		Stock Options

	Number	Market Price at	Number	Average Exercise
	of Shares	Date Given	of Options	Price

Outstanding at January 1, 2000	166,254		840,358	$39.60
Awarded	285,560	$31.39	261,460	$32.12
Vested	(436,564)	35.36
Exercised			(38,565)	30.37
Forfeited	(15,250)	51.88	(57,328)	41.97

Outstanding at December 31, 2000	—		1,005,925	$37.86
Awarded	125,000	$35.55	857,000	$33.54
Vested	—	—
Exercised			(326,180)	29.91
Forfeited	—	—	(392,207)	43.57

Outstanding at December 31, 2001	125,000		1,144,538	$34.94
Awarded	32,500	$34.00	35,100	$39.50
Vested	(25,000)	35.55
Exercised			(27,344)	33.44
Forfeited	—	—	(4,550)	45.50

Outstanding at December 31, 2002	132,500		1,147,744	$35.07

      During 2000, in connection with the sale of the Company’s insurance operations, 129,875 unrestricted shares having a grant date fair value of $30.88 per share were granted to executives of the insurance operations and are included in the awarded and vested amounts disclosed above.

      The following table summarizes information concerning currently outstanding and exercisable stock options:

		Wtd.	Wtd.		Wtd.
		Avg.	Avg.	Number	Avg.
Range of	Number	Remaining	Exercise	Exercis-	Exercise
Exercise Prices	Outstanding	Life	Price	able	Price

$25.75 - $29.99	20,500	1.14	$26.72	20,500	$26.72
$30.00 - $39.99	943,299	8.09	33.78	249,814	33.45
$40.00 - $51.88	183,945	4.98	42.63	183,945	42.63

Total or wtd. average	1,147,744	7.47	$35.07	454,259	$36.86

      At December 31, 2002, there were 661,088 shares of the Company’s stock reserved for future grants under the Program.

12.  Provision for Income Taxes

      The provision for income taxes from continuing operations consists of the following:

(In $000's)	2002	2001	2000

Current:
Federal	$7,274	$—	$14,082
State and local	622	663	1,437

Total current	7,896	663	15,519
Deferred:
Federal	10,960	8,747	672
State and local	940	750	65

Total deferred	11,900	9,497	737

Total tax provision	$19,796	$10,160	$16,256

Discontinued operations	$—	$—	$142,521
Cumulative effect of a change in accounting principle	$(29,045)	$—	$—

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2002 and 2001 are as follows:

(In $000's)	2002	2001

Deferred tax liabilities:
Basis in fixed assets	$11,837	$12,832
Basis in intangible assets	88,243	110,724
Basis in Partnerships	411	—
Other, net	—	763

Total deferred tax liabilities	100,491	124,319
Deferred tax assets:
Book over tax partnership losses	—	973
Bad debts	839	869
Net operating losses/tax credits/capital losses	8,607	17,731
Employee benefits	1,582	1,914
Impairment of assets	2,046	741
Unearned revenue	2,178	257
Other, net	550	--
Valuation reserves	(1,450)	(1,450)

Total deferred tax assets	14,352	21,035

Net deferred tax liability	$86,139	$103,284

      The following table reconciles income tax from continuing operations computed at the U.S. federal statutory tax rates to income tax expense:

(In $000's)	2002	2001	2000

Federal income tax rate	35%	35%	35%
Rate applied to pre-tax income	$18,476	$9,358	$14,438
State taxes, net of federal tax benefit	2,275	1,503	879
Tax credits	(1,000)	(1,200)	(750)
Non-deductible compensation	—	—	761
Other	45	499	928

Provision for income taxes	$19,796	$10,160	$16,256

      As of December 31, 2002, the Company has federal operating loss carryforwards of approximately $2,700,000. These were acquired by the Company through the purchase of WWAY-TV in December, 1998, and expire in 2015. They will be utilized against future earnings, but are limited to $1,600,000 per year. The Company also has state operating loss carryforwards of approximately $151,000,000 expiring from 2003 to 2017. The Company utilized state operating loss carryforwards of approximately $1,000,000 and $27,000,000 in 2002 and 2001, respectively. Income taxes paid were approximately $8,954,000, $663,000, and $139,399,000 in 2002, 2001, and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

13. Quarterly Results of Operations (Unaudited)

      Quarterly results of operations for each of the years ended December 31, 2002 and 2001 are as follows:

(In $000's, except
per share data)	Quarter Ended 2002

	March 31	June 30	Sept. 30	Dec. 31

Net revenues	$42,826	$51,805	$50,166	$61,570
Operating income	$6,592	$14,059	$11,596	$19,928
Income before the cumulative effect of a change in accounting principle	$4,088	$8,840	$7,177	$12,890
Cumulative effect of a change in accounting principle	$(47,388)	—	—	—
Net income (loss)	$(43,300)	$8,840	$7,177	$12,890
Basic earnings (loss) per share	$(2.21)	$0.45	$0.37	$0.66
Diluted earnings (loss) per share	$(2.19)	$0.44	$0.36	$0.66

(In $000's, except
per share data)	Quarter Ended 2001

	March 31	June 30	Sept. 30	Dec. 31

Net revenues	$41,942	$48,138	$40,157	$48,048
Operating income	$3,576	$9,208	$365	$9,501
Income (Loss) before the cumulative effect of a change in accounting principle	$4,293	$7,280	$(961)	$5,964
Net income (loss)	$4,293	$7,280	$(961)	$5,964
Basic earnings (loss) per share	$0.22	$0.37	$(0.05)	$0.30
Diluted earnings (loss) per share	$0.22	$0.37	$(0.05)	$0.30

14. Earnings Per Share

      The following tables reconcile the numerators and denominators for the basic and diluted earnings from continuing operations per share calculations for the years ended December 31, 2002, 2001, and 2000:

(In $000's, except per share data)
For the Year Ended 2002	Income (Numerator)	Shares (Denominator)	Per Share Amount

Income from continuing operations	$32,995
Basic EPS from continuing operations:
Income from continuing operations available to common shareholders	32,995	19,610	$1.68

Effect of Dilutive Securities:
Stock options	—	84

Diluted EPS from continuing operations:
Income from continuing operations available to common shareholders plus assumed conversions	$32,995	19,694	$1.68

(In $000's, except per share data)
For the Year Ended 2001	Income (Numerator)	Shares (Denominator)	Per Share Amount

Income from continuing operations	$16,576
Basic EPS from continuing operations:
Income from continuing operations available to common shareholders	16,576	19,581	$0.85

Effect of Dilutive Securities:
Stock options	—	99

Diluted EPS from continuing operations:
Income from continuing operations available to common shareholders plus assumed conversions	$16,576	19,680	$0.84

(In $000's, except per share data)
For the Year Ended 2000	Income (Numerator)	Shares (Denominator)	Per Share Amount

Income from continuing operations	$24,995
Less: Preferred stock dividends	(365)

Basic EPS from continuing operations:
Income from continuing operations available to common shareholders	24,630	19,379	$1.27

Effect of Dilutive Securities:
Stock options	—	75
Redeemable preferred stock	365	267

Diluted EPS from continuing operations:
Income from continuing operations available to common shareholders plus assumed conversions	$24,995	19,721	$1.27

      The diluted income from continuing operations per common share calculation excludes the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect.

15. Fair Values of Financial Instruments

      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires the disclosure of the estimated fair value of all financial instruments, including both assets and liabilities unless specifically exempted. The following methods were used to estimate the fair values of the Company’s financial instruments.

•	Cash and cash equivalents: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

•	Receivables, income taxes receivable, and accounts payable: The carrying amounts reported in the balance sheet for these instruments approximate their fair value due to the short maturity of these items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

•	Program contract obligations: Fair values on program contract obligations are estimated to approximate their carrying value as a result of their short term nature.

•	Private debt securities: The carrying amounts reported in the balance sheet for theses securities approximate their fair value. Fair values are estimated by discounting the expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

•	Marketable equity securities: The fair values for the available-for-sale marketable equity securities are based on quoted market prices.

•	Investments in private equity securities, venture capital funds and low income housing tax credits: The Company determined that it was not practicable to estimate the fair values of its private equity, venture capital and low income housing tax credit investments because of a lack of primary and secondary market prices and the inability to estimate fair values without incurring excessive costs.

16.  Comprehensive Income

      The components of other comprehensive income (loss) and the related tax effects, for the years 2002, 2001, and 2000 are as follows:

(In $000's)
For the year Ended		Income Tax
December 31, 2002	Amount Before Taxes	(Expense) Benefit	Amount Net of Taxes

Unrealized gain on available for sale securities	$380	$(144)	$236
Less: reclassification adjustment for losses realized in net income	(101)	38	(63)

Net unrealized income (loss)	$279	$(106)	$173

Total comprehensive income (loss)	$279	$(106)	$173

(In $000's)
For the Year Ended		Income Tax
December 31, 2001	Amount Before Taxes	(Expense) Benefit	Amount Net of Taxes

Unrealized gain on available for sale securities	$1,029	$(391)	$638
Less: reclassification adjustment for losses realized in net income	(1,130)	429	(701)

Net unrealized loss	$(101)	$38	$(63)

Total comprehensive income (loss)	$(101)	$38	$(63)

(In $000's)
For the Year Ended		Income Tax
December 31, 2000	Amount Before Taxes	(Expense) Benefit	Amount Net of Taxes

Unrealized gain on available for sale securities	$323	$(113)	$210
Less: reclassification adjustment for gains realized in net income	739	(259)	480

Net unrealized income	$1,062	$372	$690

Total comprehensive income	$1,062	$372	$690

17. Segment Information

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

      The following tables summarize financial information by segment for the periods ended December 31, 2002, 2001, and 2000, respectively:

(In $000's)
As of and For the Year
Ended December 31, 2002	Broadcasting	Cable	Corporate & Other	Total

Revenues (net of commissions)	$190,147	$15,788	$432	$206,367
Expenses:
Operating	109,350	12,886	14,194	136,430
Depreciation and amortization	15,813	623	1,326	17,762

Total operating expenses	125,163	13,509	15,520	154,192
Operating income	64,984	2,279	(15,088)	52,175
Net investment income			616	616
Interest expense			—	—

Income from continuing operations before income taxes				$52,791

Segment assets	$600,419	$4,683	$65,649	$670,751
Expenditures for property, plant, and equipment	$21,472	$253	$2,979	$24,704

(In $000's
As of and For the Year
Ended December 31, 2001	Broadcasting	Cable	Corporate & Other	Total

Revenues (net of commissions)	$165,039	$12,170	$1,076	$178,285
Expenses:
Operating	100,231	11,446	11,988	123,665
Depreciation and amortization	29,453	635	1,882	31,970

Total operating expenses	129,684	12,081	13,870	155,635
Operating income	35,355	89	(12,794)	22,650
Net investment income			4,086	4,086
Interest expense			—	—

Income from continuing operations before income taxes				$26,736

Segment assets	$597,251	$5,006	$127,938	$730,195
Expenditures for property, plant, and equipment	$10,734	$643	$2,476	$13,853

(In $000's)
As of and For the Year
Ended December 31, 2000	Broadcasting	Cable	Corporate & Other	Total

Revenues (net of commissions)	$159,822	$11,723	$2,127	$173,672
Expenses:
Operating	86,249	10,151	17,254	113,654
Depreciation and amortization	19,033	592	1,472	21,097

Total operating expenses	105,282	10,743	18,726	134,751
Operating income	54,540	980	(16,599)	38,921
Net investment income			16,696	16,696
Interest expense			14,366	14,366

Income from continuing operations before income taxes				$41,251

Segment assets	$633,103	$4,418	$258,486	$896,007
Expenditures for property, plant, and equipment	$9,032	$611	$48	$9,691

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

18. Commitments and Contingencies

      The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. It is the opinion of management and legal counsel that these actions will not have a material effect on the financial position or results of operations of the Company. The Company has lease agreements for broadcast, data processing, and telephone equipment, along with rent for certain office space. Most of these agreements have optional renewal provisions covering additional periods of one to ten years. All leases were made in the ordinary course of business and contain no significant restrictions or obligations. Annual rental expense amounted to approximately $1,023,000, $871,000 and $674,000 in 2002, 2001, and 2000, respectively.

      Future commitments under operating leases are shown below:

Year	(In $000's)

2003	$579
2004	370
2005	323
2006	316
2007	40
Thereafter	8

Total	$1,636

      The Company has also entered into commitments for various television programming rights for which the license periods have not yet commenced. See the caption “Program Contract Obligation” included in Note 2 for further details.

      The Company also has committed to make certain investments in its venture capital funds when called by the fund’s manager and to provide additional financing related to certain of its private debt holdings. The Company anticipates additional funding related to its venture capital portfolio of $1,200,000 over the next one to three years, and funding of its private debt and equity holdings of approximately $4,000,000 during 2003.

MANAGEMENTS RESPONSIBILITY FOR FINANCIAL REPORTING

      The consolidated financial statements included in this Annual Report have been prepared by management, which is responsible for the integrity and fair presentation of the financial data and related disclosures. The consolidated financial statements are in accordance with accounting principles generally accepted in the United States and necessarily include amounts that are based on management’s estimates and assumptions. Management believes that the consolidated financial statements fairly reflect the Company’s financial position and results of operations.

      To gather and control financial data, the Company maintains accounting systems supported by internal controls that provide reasonable assurance over the preparation of reliable financial statements. Management believes that a high level of internal control is maintained by the selection and training of qualified personnel and by the establishment and communication of accounting and business policies.

      Ernst & Young LLP, independent auditors, are engaged to audit and to render an opinion as to whether the Company’s financial statements, considered in the entirety, present the Company’s financial condition and operating results fairly. Their audit is conducted in accordance with auditing standards generally accepted in the United States, and their report is included on this page.

      The Audit Committee of the Board of Directors, composed of three outside directors, reviews the Company’s accounting and auditing policies and meets regularly with the Company’s independent auditors.

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Shareholders
The Liberty Corporation

      We have audited the accompanying consolidated balance sheets of The Liberty Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Liberty Corporation and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements and schedule taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 6 to the consolidated financial statements, the Company was required to adopt Financial Accounting Standards Statement No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002, and accordingly has changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Greenville, South Carolina
February 4, 2003

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information concerning Directors of the Company is contained in The Liberty Corporation Proxy Statement for the May 6, 2003 Annual Meeting of Shareholders and is incorporated in this Item 10 by reference.

      Executive Officers

      The following is a list of the Executive Officers of the Registrant indicating their age and certain biographical data.

W.   HAYNE HIPP, Age 63

      Chairman of the Board of Liberty since May, 1995

      Chairman of the Board of Cosmos since May, 1995

      Chief Executive Officer of Liberty since January, 1979

HOWARD L. SCHROTT, Age 48

      Chief Financial Officer of Liberty since January, 2001

      Chief Financial Officer of Wink Communications Inc., a provider of complete end-to-end systems for low-cost electronic commerce on television, from May, 1999 to December, 2000

      Chief Financial Officer of Emmis Communications Corporation, a diversified media company, from 1991, to May, 1999

JAMES M. KEELOR, Age 60

      President of Liberty since February, 2002

      President of Cosmos since February, 1992

      Vice President, Operations, of Cosmos from December, 1989 to February, 1992

MARTHA G. WILLIAMS, Age 60

      Vice President, General Counsel & Secretary of Liberty since January, 1982

      Secretary and Counsel of Cosmos since February, 1982

JONATHAN W. NORWOOD, Age 34

      Controller of Liberty since April, 2001

      Chief Financial Officer of TeamVest, a provider of 401(k) retirement plan services, from January 2000 to March, 2001

      Director of Finance of TeamVest from March, 1996 to December, 1999

Item 11.   Executive Compensation

      Information concerning Executive Compensation and transactions is contained in The Liberty Corporation Proxy Statement for the May 6, 2003 Annual Meeting of Shareholders and is incorporated in this Item 11 by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

      Information concerning Security Ownership of Certain Beneficial Owners and Management is contained in The Liberty Corporation Proxy Statement for the May 6, 2003 Annual Meeting of Shareholders and is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions

      Information concerning Certain Relationships and Related Transactions is contained in The Liberty Corporation Proxy Statement for the May 6, 2003 Annual Meeting of Shareholders and is incorporated in this Item 13 by reference.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1) and (2). List of Financial Statements and Financial Statement Schedules

      The following consolidated financial statements of The Liberty Corporation and Subsidiaries for the three years ended December 31, 2002, are submitted in Part II, Item 8 of this report:

Consolidated Balance Sheets — December 31, 2002 and 2001

Consolidated Statements of Income — For the three years ended December 31, 2002

Consolidated Statements of Shareholders’ Equity — For the three years ended December 31, 2002

Consolidated Statements of Cash Flows — For the three years ended December 31, 2002

Notes to Consolidated Financial Statements — December 31, 2002

Report of Independent Auditors

      The following consolidated financial statement schedules of The Liberty Corporation and Subsidiaries are included in Item 15(d):

            II — Valuation and Qualifying Accounts and Reserves

      All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission, but which are excluded from this report, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3). List of Exhibits

3.1	Restated Articles of Incorporation, as amended through May 6, 1997 (filed with the Registrant’s Quarterly Report on Form 10Q/A for the period ended March 31, 1997 and incorporated herein by reference)

3.2	Bylaws, as amended through August 3, 1999, filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

4.1	See Articles 4, 5, 7 and 9 of the Company’s Restated Articles of Incorporation (filed as Exhibit 3.1) and Articles I, II and VI of the Company’s Bylaws (filed as Exhibit 3.2).

4.2	See the Form of Rights Agreement dated as of August 7, 1990 between The Liberty Corporation and The Bank of New York, as Rights Agent, which includes as Exhibit B thereto the form of Right Certificate (filed as Exhibits 1 and 2 to the Registrant’s Form 8-A, dated August 10, 1990, and incorporated herein by reference) with respect to the Rights to purchase Series A Participating Cumulative Preferred Stock, and the Registrant’s Form 8-A, dated October 12, 2000 amending the Form of Rights Agreement to, among other things, extend the expiration date to August 7, 2010, also incorporated herein by reference.

4.3	See Credit Agreement dated March 21, 2001 (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2001, and incorporated herein by reference) and the related Third Amendment To Credit Agreement dated May 20, 2002 (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2002, and incorporated herein by reference)

10.1	See Credit Agreement dated March 21, 2001, and the related Third Amendment to Credit Agreement dated May 20, 2002, (filed as Exhibit 4.3).

10.2	The Liberty Corporation Performance Incentive Compensation Program, as amended and restated on February 1, 2000, filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

11.	The Liberty Corporation and Subsidiaries Consolidated Earnings per Share Computation included in Note 14 of the “Notes to Consolidated Financial Statements” filed on page 32 of this report.

21.	The Liberty Corporation and Subsidiaries, List of Subsidiaries

24.	Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant’s 10-K filed for the years ended December 31, 1983, 1985, 1989, 1994, 1995, 1996, 1997 1998, 1999, 2000, and 2001.

(b). Reports on Form 8-K

The Company filed a current report on Form 8-K dated November 5, 2002 with respect to the press release announcing its third quarter 2002 operating results.

The Company filed a current report on Form 8-K dated November 5, 2002 with respect to The Liberty Corp. declaring a regular quarterly dividend of 22 cents per share on its common stock, payable on January 3, 2003 to shareholders of record on December 13, 2002

The Company filed a current report on Form 8-K dated November 7, 2002 with respect to the certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 f the Sarbanes-Oxley Act of 2002 made by its Chief Executive Officer and Chief Financial Officer.

(c). Exhibits Filed With This Report

11.	The Liberty Corporation and Subsidiaries Consolidated Earnings per Share Computation included in Note 14 of the “Notes to Consolidated Financial Statements” filed on page 32 of this report.

21.	The Liberty Corporation and Subsidiaries, List of Subsidiaries

(d). Consolidated Financial Statement Schedules Filed With This Report

II- Valuation and Qualifying Accounts and Reserves — For the Three Years Ended December 31, 2002

THE LIBERTY CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE THREE YEARS ENDED DECEMBER 31, 2002
(In 000’s)

		Additions

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End
Deducted From Asset Accounts	of Period	Expenses	Accounts	Deductions		of Period

Year Ended December 31, 2002 Accounts receivable - reserve for bad debts	$2,250	$1,215	$—	$1,502	(a)	$1,963

Deferred income taxes - reserve for deferred tax assets	$1,450	$—	$—	$—		$1,450

Year Ended December 31, 2001 Accounts receivable - reserve for bad debts	$2,218	$1,127	$—	$1,095	(a)	$2,250

Deferred income taxes - reserve for deferred tax assets	$0	$1,450	$—	$—		$1,450

Year Ended December 31, 2000 Accounts receivable - reserve for bad debts	$1,319	$1,255	$—	$356	(a)	$2,218

Notes:

(a)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, as of the 24th day of March, 2003.

THE LIBERTY CORPORATION Registrant	By:	/s/ Hayne Hipp Hayne Hipp Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 24th day of March, 2003.

By:	/s/ Howard L. Schrott Howard L. Schrott Chief Financial Officer	*By:	/s/ John H. Mullin III John H. Mullin III Director

*By:	/s/ Edward E. Crutchfield Edward E. Crutchfield Director	*By:	/s/ Benjamin F. Payton Benjamin F. Payton Director

*By:	/s/ John R. Farmer John R. Farmer Director	*By:	/s/ J. Thurston Roach J. Thurston Roach Director

By:	/s/ Hayne Hipp Hayne Hipp Director	*By:	/s/ Eugene E. Stone, IV Eugene E. Stone, IV Director

*By:	/s/ William O. McCoy William O. McCoy Director	*By:	/s/ William B. Timmerman William B. Timmerman Director

*By:	/s/ Frank E. Melton Frank E. Melton Director	*By:	/s/ Martha G. Williams *Martha G. Williams, as Special Attorney in Fact

CERTIFICATIONS

I, Hayne Hipp, certify that:

1.	I have reviewed this annual report on Form 10-K of The Liberty Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ Hayne Hipp

Hayne Hipp
Chairman and Chief Executive Officer

CERTIFICATIONS

I, Howard L. Schrott, certify that:

1.	I have reviewed this annual report on Form 10-K of The Liberty Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003
/s/ Howard L. Schrott

Howard L. Schrott
Chief Financial Officer

Annual Report on Form 10-K
The Liberty Corporation
December 31, 2002

Index to Exhibits

		Page
EXHIBITS		Number

11.	The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation (incorporated herein by reference to Note 14 of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this report)	32

21.	The Liberty Corporation and Subsidiaries, List of Significant Subsidiaries	44

23	Consent of Independent Auditors	45