Form 10-Q
period 2003-03-31
LIBERTY CORP
filed 2003-05-08
CIK 59229

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

Number of shares Outstanding
Title of each class	as of March 31, 2003

Common Stock	19,175,041

PART I, ITEM 1

THE LIBERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED AND CONDENSED BALANCE SHEETS

(In 000’s)	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,088	$67,917
Receivables (net of allowance for doubtful accounts)	34,232	42,069
Program rights	2,967	4,433
Prepaid and other current assets	2,710	2,982
Income taxes receivable	4,839	2,370
Deferred income taxes	5,508	5,508

Total current assets	100,344	125,279
Property, plant, and equipment
Land	5,639	5,639
Buildings and improvements	57,989	52,638
Furniture and equipment	156,984	157,401
Less: Accumulated depreciation	(120,999)	(120,409)

	99,613	95,269
Intangible assets subject to amortization (net of $812 and $751 accumulated amortization in 2003 and 2002, respectively)	308	369
FCC licenses and network affiliations	304,285	304,285
Goodwill	101,387	101,387
Investments and other assets	45,920	44,162

Total assets	$651,857	$670,751

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,103	$24,433
Program contract obligations	3,000	4,486

Total current liabilities	20,103	28,919
Unearned revenue	5,212	5,637
Deferred income taxes	91,863	91,647
Other liabilities	7,325	6,312

Total liabilities	124,503	132,515

Shareholders’ equity
Common stock	83,000	92,978
Unearned stock compensation	(3,528)	(3,802)
Retained earnings	447,640	448,887
Unrealized investment gains (losses)	242	173

Total shareholders’ equity	527,354	538,236

Total liabilities and shareholders’ equity	$651,857	$670,751

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

(In 000’s, except per share data)	2003	2002

	(Unaudited)
REVENUES
Station revenues (net of commissions)	$40,575	$39,510
Cable advertising and other revenues	3,354	3,316

Net revenues	43,929	42,826
EXPENSES
Operating expenses	29,199	26,857
Amortization of program rights	1,716	1,852
Depreciation and amortization of intangibles	4,300	4,720
Corporate, general, and administrative expenses	3,242	2,805

Total operating expenses	38,457	36,234
Operating income	5,472	6,592
Net investment income (loss)	(104)	2

Income before income taxes and the cumulative effect of a change in accounting principle	5,368	6,594
Provision for income taxes	2,013	2,506

Income before the cumulative effect of a change in accounting principle	3,355	4,088

Cumulative effect of a change in accounting principle (net of income taxes of $29,045)	—	(47,388)
NET INCOME (LOSS)	$3,355	$(43,300)

BASIC EARNINGS PER COMMON SHARE:
From income before the cumulative effect of a change in accounting principle	$0.17	$0.21
Cumulative effect of a change in accounting principle	—	(2.42)

Basic earnings (loss) per common share	$0.17	$(2.21)

DILUTED EARNINGS PER COMMON SHARE:
From income before the cumulative effect of a change in accounting principle	$0.17	$0.21
Cumulative effect of a change in accounting principle	—	(2.40)

Diluted earnings (loss) per common share	$0.17	$(2.19)

Dividends per common share	$0.24	$0.22

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

(In 000’s)	2003	2002

	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$3,355	$(43,300)
Less: Cumulative effect of a change in accounting principle	—	47,388

Income before cumulative effect of a change in accounting principle	3,355	4,088
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of operating assets	340	—
Realized investment losses	550	21
Depreciation	4,239	4,175
Amortization of intangibles	61	545
Amortization of program rights	1,716	1,852
Cash paid for program rights	(1,736)	(1,939)
Provision for deferred income taxes	216	2,748
Changes in operating assets and liabilities:
Receivables	7,837	4,939
Other assets	(1,311)	2,405
Accounts payable and accrued expenses	(5,827)	(897)
Accrued income taxes	—	(313)
Unearned revenue	(425)	(546)
Other liabilities	1,013	11
All other operating activities	(333)	477

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,695	17,566
INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(8,918)	(4,213)
Investments acquired	(4,000)	(6,500)
Proceeds from sale of investment properties	1,686	959

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,232)	(9,754)
FINANCING ACTIVITIES
Dividends paid	(4,602)	(4,322)
Stock issued for employee benefit and compensation programs	631	242
Repurchase of common stock	(12,321)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(16,292)	(4,080)
INCREASE (DECREASE) IN CASH	(17,829)	3,732
Cash at beginning of period	67,917	35,489

CASH AT END OF PERIOD	$50,088	$39,221

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated and condensed financial statements of The Liberty Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information included is not necessarily indicative of the annual results that may be expected for the year ended December 31, 2003, but it does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The December 31, 2002 financial information was derived from the Company’s previously filed 2002 Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in The Liberty Corporation annual report on Form 10-K for the year ended December 31, 2002.

2.	STATEMENT NO. 142 GOODWILL AND OTHER INTANGIBLE ASSETS

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

At March 31, 2003 and December 31, 2002, the Company’s intangible assets not subject to amortization were comprised of FCC licenses and network affiliations. At March 31, 2003 and December 31, 2002, the Company’s intangible assets subject to amortization were comprised of leases acquired through station purchases for space on certain of its towers, non-compete agreements, and loan costs associated with the Company’s unused line of credit.

3.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related income taxes, for the three month periods ended March 31, 2003 and 2002, respectively, are as follows:

	Three Months Ended
	March 31,

(In 000’s)	2003	2002

Net income (loss)	$3,355	$(43,300)
Unrealized gains on securities	69	504

Comprehensive income (loss)	$3,424	$(42,796)

4.	SEGMENT REPORTING

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

The following table summarizes financial information by segment for the three month periods ended March 31, 2003 and 2002:

	Three Months Ended
(In 000’s)	March 31,

	2003	2002

Revenues (net of commissions)
Broadcasting	$40,575	$39,510
Cable advertising	3,281	3,180
Other	73	136

Total net revenues	$43,929	$42,826

Income before income taxes and cumulative effect of a change in accounting principle
Broadcasting	$9,118	$9,769
Cable advertising	(26)	16
Corporate and other	(3,724)	(3,191)

Total income before income taxes and cumulative effect of a change in accounting principle	$5,368	$6,594

There were no material changes in assets by segment from those disclosed in the Company’s 2002 annual report. The goodwill that appears on the face of the balance sheet arose through the acquisition of certain television stations, and therefore has been assigned in its entirety to the Broadcasting segment.

5.	EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share from continuing operations is as follows:

	Three Months Ended
(In 000’s except per share data)	March 31,

	2003	2002

Numerator – Earnings:
Income before the cumulative effect of change in accounting principle	$3,355	$4,088
Effect of dilutive securities	—	—

Numerator for basic and diluted earnings per common share	$3,355	$4,088

Denominator – Average Shares Outstanding:
Denominator for basic earnings before the cumulative effect of a change in accounting principle per common share – weighted average shares	19,243	19,633
Effect of dilutive securities:
Stock options	94	115

Denominator for diluted earnings before the cumulative effect of a change in accounting principle per common share	19,337	19,748

Basic earnings before the cumulative effect of a change in accounting principle per common share	$0.17	$0.21
Diluted earnings before the cumulative effect of a change in accounting principle per common share	$0.17	$0.21

6.	EQUITY COMPENSATION

In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its equity compensation plans and does not recognize compensation expense for its stock-based compensation plans other than for awards of restricted shares. Expense is recognized over the vesting period of the restricted shares.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

(In $000’s, except per share amounts)	For the Three Months
	Ended March 31,

	2003	2002

Stock-based compensation cost included in net income (net of taxes)	$507	$137
Net income (loss):
As reported	$3,355	$(43,300)
Pro forma compensation expense (net of taxes)	(180)	(228)

Pro forma net income (loss)	$3,175	$(43,528)
Basic earnings (loss) per share:
As reported	$0.17	$(2.21)
Pro forma	0.16	(2.22)
Diluted earnings (loss) per share:
As reported	$0.17	$(2.19)
Pro forma	0.16	(2.21)

7.	CREDIT FACILITY

On March 21, 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. On May 20, 2002, the Company renewed the facility for an additional year on substantially similar terms. No amounts have been drawn on this facility since inception. The Company is currently negotiating with a bank for a renewal of the facility on substantially the same terms.

8.	RECLASSIFICATIONS

Certain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year.

PART I, ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(Unaudited)

The Liberty Corporation is a holding company with operations primarily in the television broadcasting industry. The Company’s television broadcasting subsidiary, Cosmos Broadcasting, consists of fifteen network-affiliated stations located in the Southeast and Midwest, along with other ancillary businesses. Eight of the Company’s television stations are affiliated with NBC, five with ABC, and two with CBS.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Total net revenue increased $1.1 million, on a year-over-year basis. Station net revenue increased $1.1 million for the same period. Cable and other net revenue was essentially level with that of the prior year period. Political revenue for the first quarter of 2003 was $0.7 million as compared to $1.6 million in the first quarter of 2002. Local revenue was up one percent and national revenue was up six percent on a year-over-year basis. Sales in the automotive category were up approximately eight percent, while most other advertising categories tracked by the Company were off modestly from their 2002 levels.

Operating expenses, which include amortization of program rights, were $30.9 million for the first quarter of 2003, an increase of $2.2 million over the $28.7 million reported for the first quarter of 2002. The increase in operating expenses is mainly attributable to increases in medical costs and planned annual increases in employee compensation.

Depreciation and amortization was $4.3 million for the first quarter of 2003, a decrease of $0.4 million over the $4.7 million reported for the first quarter of 2002.

Net investment income for the first quarter of 2003 was a loss of $0.1 million. During the first quarter of 2003, interest earned on cash balances and notes receivable was offset by an impairment of one of the Company’s strategic investments. The Company fully reserved this investment due to the investee company receiving a “going-concern” opinion on its 2002 audited financial statements.

Capital, Financing and Liquidity

At March 31, 2003, the Company had cash of $50.1 million and an unused line of credit of $100 million. The Company anticipates that its primary sources of cash, those being current cash balances, operating cash flow, and the available line of credit will be sufficient to finance the operating requirements of its stations and their anticipated capital expenditures, for both the next 12 months and the foreseeable future thereafter.

Cash Flows

The Company’s net cash flow provided by operating activities was $9.7 million for the first three months of 2003 compared to $17.6 million for the same period of the prior year. The Company’s net cash used in investing activities was $11.2 million for the three month period ended March 31, 2003, as compared to $9.8 million for the same period of 2002. The increase in net cash used in investing activities is attributable to higher levels of fixed asset purchases related to digital television broadcasting. Net cash used in financing activities for the three months ended March 31, 2003 was $16.3 million compared to $4.1 million for the first three months of 2002. The increase in net cash used in financing activities is due mainly to repurchase activity in the Company’s stock buy-back program during the first quarter of 2003 that was not present during the same period of 2002.

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

PART II, ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

a.	A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

b.

1.	The Company filed a current report on Form 8-K dated February 4, 2003 with respect to the press release announcing its fourth quarter 2002 operating results.

2.	The Company filed a current report on Form 8-K dated February 4, 2003 with respect to the Company declaring a regular quarterly dividend of 24 cents per share on its common stock, payable on April 2, 2003 to shareholders of record on March 14, 2003.

3.	The Company filed a current report on Form 8-K dated March 24, 2003 with respect to the Regulation FD disclosure of the certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO EXHIBITS

EXHIBIT 11	Consolidated Earnings Per Share Computation (included in Note 5 of Notes to Consolidated and Condensed Financial Statements)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LIBERTY CORPORATION	Date: May 6, 2003

(Registrant)

/s/ Howard L. Schrott

Howard L. Schrott Chief Financial Officer

/s/ Martha G. Williams

Martha G. Williams Vice President, General Counsel and Secretary

CERTIFICATIONS

I Hayne Hipp, certify that:

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

Date: May 6, 2003

/s/ Hayne Hipp

Hayne Hipp Chief Executive Officer

I Howard Schrott, certify that:

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

Date: May 6, 2003

/s/ Howard L. Schrott

Howard L. Schrott Chief Financial Officer