Form 10-Q
period 2003-06-30
LIBERTY CORP
filed 2003-08-11
CIK 59229

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

Number of shares Outstanding
Title of each class	as of June 30, 2003

Common Stock	19,237,041

PART I, ITEM 1

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED BALANCE SHEETS

(In 000's)	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,872	$67,917
Receivables (net of allowance for doubtful accounts)	39,004	42,069
Program rights	1,375	4,433
Prepaid and other current assets	2,834	2,982
Income taxes receivable	2,150	2,370
Deferred income taxes	7,391	5,508

Total current assets	110,626	125,279

Property, plant, and equipment
Land	5,639	5,639
Buildings and improvements	58,137	52,638
Furniture and equipment	159,286	157,401
Less: Accumulated depreciation	(124,606)	(120,409)

	98,456	95,269

Intangible assets subject to amortization (net of $874 and $751 accumulated amortization in 2003 and 2002, respectively)	381	369
FCC licenses and network affiliations	304,375	304,285
Goodwill	101,387	101,387
Investments and other assets	46,528	44,162

Total assets	$661,753	$670,751

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,341	$24,433
Program contract obligations	1,447	4,486

Total current liabilities	21,788	28,919
Unearned revenue	8,085	5,637
Deferred income taxes	94,843	91,647
Other liabilities	6,540	6,312

Total liabilities	131,256	132,515

Shareholders’ equity
Common stock	85,577	92,978
Unearned stock compensation	(5,160)	(3,802)
Retained earnings	449,815	448,887
Unrealized investment gains	265	173

Total shareholders’ equity	530,497	538,236

Total liabilities and shareholders’ equity	$661,753	$670,751

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In 000's, except per share data)	2003	2002	2003	2002

		(Unaudited)
REVENUES
Station revenues (net of commissions)	$47,725	$47,586	$88,300	$87,096
Cable advertising and other revenues	3,941	4,219	7,295	7,535

Net revenues	51,666	51,805	95,595	94,631

EXPENSES
Operating expenses	30,305	28,897	59,504	55,754
Amortization of program rights	1,744	1,864	3,460	3,716
Depreciation and amortization of intangibles	4,522	4,190	8,822	8,910
Corporate, general, and administrative expenses	3,583	2,795	6,825	5,600

Total operating expenses	40,154	37,746	78,611	73,980

Operating income	11,512	14,059	16,984	20,651
Net investment income (loss)	(644)	198	(748)	200

Income before income taxes and the cumulative effect of a change in accounting principle	10,868	14,257	16,236	20,851
Provision for income taxes	4,076	5,417	6,089	7,923

Income before the cumulative effect of a change in accounting principle	6,792	8,840	10,147	12,928
Cumulative effect of a change in accounting principle (net of income taxes of $29,045)	—	—	—	(47,388)

NET INCOME (LOSS)	$6,792	$8,840	$10,147	$(34,460)

BASIC EARNINGS PER COMMON SHARE:
From income before the cumulative effect of a change in accounting principle	$0.36	$0.45	$0.53	$0.65
Cumulative effect of a change in accounting principle	—	—	—	(2.39)

Basic earnings (loss) per common share	$0.36	$0.45	$0.53	$(1.74)

DILUTED EARNINGS PER COMMON SHARE:
From income before the cumulative effect of a change in accounting principle	$0.35	$0.44	$0.53	$0.65
Cumulative effect of a change in accounting principle	—	—	—	(2.38)

Diluted earnings (loss) per common share	$0.35	$0.44	$0.53	$(1.73)

Dividends per common share	$0.24	$0.22	$0.48	$0.44

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

(In 000's)	2003	2002

	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$10,147	$(34,460)
Less: Cumulative effect of a change in accounting principle	—	47,388

Income before cumulative effect of a change in accounting principle	10,147	12,928
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of operating assets	8	—
Realized investment losses	1,410	3,042
Depreciation	8,699	8,325
Amortization of intangibles	123	585
Amortization of program rights	3,460	3,716
Cash paid for program rights	(3,441)	(3,991)
Provision for deferred income taxes	1,313	2,885
Changes in operating assets and liabilities:
Receivables	3,065	809
Other assets	1,350	9,596
Accounts payable and accrued expenses	(2,589)	2,871
Accrued income taxes	—	(363)
Unearned revenue	2,448	—
Other liabilities	228	(1,082)
All other operating activities	(414)	561

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	25,807	39,882

INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(11,941)	(10,148)
Investments acquired	(5,500)	(8,000)
Proceeds from sale of investments	—	96
Proceeds from sale of investment properties	1,871	1,203
Other	45	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(15,525)	(16,849)

FINANCING ACTIVITIES
Dividends paid	(9,219)	(8,676)
Stock issued for employee benefit and compensation programs	1,213	648
Repurchase of common stock	(12,321)	—

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	(20,327)	(8,028)

INCREASE (DECREASE) IN CASH	(10,045)	15,005
Cash at beginning of period	67,917	35,489

CASH AT END OF PERIOD	$57,872	$50,494

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated and condensed financial statements of The Liberty Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information included is not necessarily indicative of the annual results that may be expected for the year ended December 31, 2003, but it does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The December 31, 2002 financial information was derived from the Company’s previously filed 2002 Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in The Liberty Corporation annual report on Form 10-K for the year ended December 31, 2002.

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

At June 30, 2003 and December 31, 2002, the Company’s intangible assets not subject to amortization were comprised of FCC licenses and network affiliations. At June 30, 2003 and December 31, 2002, the Company’s intangible assets subject to amortization were comprised of leases acquired through station purchases for space on certain of its towers, non-compete agreements, and loan costs associated with the Company’s unused line of credit.

3.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related income taxes, for the three and six month periods ended June 30, 2003 and 2002, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

(In 000's)

Net income (loss)	$6,792	$8,840	$10,147	$(34,460)
Unrealized gains / (losses) on securities	23	(85)	92	419

Comprehensive income (loss)	$6,815	$8,755	10,239	$(34,041)

4.	SEGMENT REPORTING

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

The following table summarizes financial information by segment for the three and six month periods ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
(In 000's)	June 30,		June 30,

	2003	2002	2003	2002

Revenues (net of commissions)
Broadcasting	$47,725	$47,586	$88,300	$87,096
Cable advertising	3,831	4,184	7,113	7,364
Other	110	35	182	171

Total net revenues	$51,666	$51,805	$95,595	$94,631

Income before income taxes and cumulative effect of a change in accounting principle
Broadcasting	$14,962	$16,478	$24,080	$26,247
Cable advertising	553	766	527	782
Corporate and other	(4,647)	(2,987)	(8,371)	(6,178)

Total income before income taxes and cumulative effect of a change in accounting principle	$10,868	$14,257	$16,236	$20,851

There were no material changes in assets by segment from those disclosed in the Company’s 2002 annual report. The goodwill that appears on the face of the balance sheet arose through the acquisition of certain television stations, and therefore has been assigned in its entirety to the Broadcasting segment.

5.	EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share from continuing operations is as follows:

	Three Months Ended		Six Months Ended
(In 000's, except per share data)	June 30,		June 30,

	2003	2002	2003	2002

Numerator — Earnings:

Income before the cumulative effect of change in accounting principle	$6,792	$8,840	$10,147	$12,928
Effect of dilutive securities	—	—	—	—

Numerator for basic and diluted earnings per common share	$6,792	$8,840	$10,147	$12,928

Denominator – Average Shares Outstanding:

Denominator for basic earnings before the cumulative effect of a change in accounting principle per common share – weighted average shares	19,095	19,785	19,169	19,766

Effect of dilutive securities:
Stock options	134	117	114	116

Denominator for diluted earnings before the cumulative effect of a change in accounting principle per common share	19,229	19,902	19,283	19,882

Basic earnings before the cumulative effect of a change in accounting principle per common share	$0.36	$0.45	$0.53	$0.65

Diluted earnings before the cumulative effect of a change in accounting principle per common share	$0.35	$0.44	$0.53	$0.65

6.	EQUITY COMPENSATION

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

(In $000's, except per share amounts)	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Stock-based compensation cost included in net income (net of taxes)	$226	$136	$733	$272
Net income (loss):
As reported	$6,792	$8,840	$10,147	$(34,460)
Pro forma compensation expense (net of taxes)	(204)	(220)	(359)	(446)

Pro forma net income (loss)	$6,588	$8,620	$9,788	$(34,906)
Basic earnings (loss) per share:
As reported	$0.36	$0.45	$0.53	$(1.74)
Pro forma	0.35	0.44	0.51	(1.77)
Diluted earnings (loss) per share:
As reported	$0.35	$0.44	$0.53	$(1.73)
Pro forma	0.34	0.44	0.51	(1.77)

7.	CREDIT FACILITY

On March 21, 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. On May 19, 2003, the Company renewed the facility for an additional year on substantially similar terms. No amounts have been drawn on this facility since inception.

8.	NEW ACCOUNTING INTERPRETATION

During the first quarter of 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. At this time, the Company does not believe that Interpretation No. 46 will have a material effect on its financial statements. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first interim period beginning after June 15, 2003.

9.	RECLASSIFICATIONS

Certain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year.

PART I, ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(Unaudited)

The Liberty Corporation is a holding company with operations primarily in the television broadcasting and cable advertising businesses. The Company’s television broadcasting subsidiary, Cosmos Broadcasting, consists of fifteen network-affiliated stations located in the Southeast and Midwest, along with other ancillary businesses. Eight of the Company’s television stations are affiliated with NBC, five with ABC, and two with CBS.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Station net revenue was essentially level with that of the prior year period. Political revenue for the second quarter of 2003 was $2.0 million as compared to $3.9 million in the second quarter of 2002. Increases in local and national revenue helped offset the lower levels of political revenue. On a category basis, revenue from advertisers in the automotive industry was up nine percent and the retail industry was up five percent, while revenue from advertisers in the grocery/drug store industry was down approximately 40 percent, year-over-year.

Operating expenses, which include amortization of program rights, were $32.0 million for the second quarter of 2003, an increase of $1.2 million over the $30.8 million reported for the second quarter of 2002. The increase in operating expenses is mainly attributable to increases in medical costs, planned annual increases in employee compensation, and travel and training costs associated with the implementation of a new traffic system for the Company’s television stations.

Corporate expenses were $3.6 million for the second quarter of 2003, an increase of $0.8 million over the $2.8 million reported for the second quarter of 2002. The increase in corporate expenses is attributable to increases in insurance costs, planned increases in employee compensation, and legal and accounting fees.

Net investment income for the second quarter of 2003 was a loss of $0.6 million. During the second quarter of 2003, interest earned on cash balances and notes receivable was offset by impairments taken in the Company’s venture capital portfolio. The Company reduced the carrying amounts of certain investments based on fair value information provided by the investment fund’s managers during the current quarter.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
Station net revenue was up $1.2 million as compared with that of the prior year period. Political revenue for the first half of 2003 was $2.7 million as compared to $5.5 million in the first half of 2002. Increases in local and national revenue more than offset the lower levels of political revenue. On a category basis, revenue from advertisers in the automotive industry was up nine percent and the retail industry was up three percent, while revenue from advertisers in the grocery/drug store industry was down approximately 30 percent, year-over-year.

Operating expenses, which include amortization of program rights, were $63.0 million for the first half of 2003, an increase of $3.5 million over the $59.5 million reported for the first half of 2002. The increase in operating expenses is mainly attributable to increases in medical costs, planned annual increases in employee compensation, and travel and training costs associated with the implementation of a new traffic system for the Company’s television stations.

Corporate expenses were $6.8 million for the first half of 2003, an increase of $1.2 million over the $5.6 million reported for the first half of 2002. The increase in corporate expenses is attributable to increases in insurance costs, planned increases in employee compensation, additional restricted stock amortization expense, and legal and accounting fees.

Net investment income for the first half of 2003 was a loss of $0.7 million. During the first half of 2003, interest earned on cash balances and notes receivable was offset by impairments taken in the Company’s strategic investment and venture capital portfolios.

Capital, Financing and Liquidity
At June 30, 2003, the Company had cash of $57.9 million and an unused line of credit of $100 million. The Company anticipates that its primary sources of cash, those being current cash balances, operating cash flow, and the available line of credit will be sufficient to finance the operating requirements of its stations and their anticipated capital expenditures, for both the next 12 months and the foreseeable future thereafter.

Cash Flows
The Company’s net cash flow provided by operating activities was $25.8 million for the first six months of 2003 compared to $39.9 million for the same period of the prior year. The most significant items related to the difference in cash provided by operations between the two periods were the difference in net income, the timing of accounts payable payments, and the receipt of payments on notes receivable during 2002 that were not present during 2003. The Company’s net cash used in investing activities was $15.5 million for the six month period ended June 30, 2003, as compared to $16.8 million for the same period of 2002. Net cash used in financing activities for the six months ended June 30, 2003 was $20.3 million compared to $8.0 million for the first six months of 2003. The increase in net cash used in financing activities is due mainly to repurchase activity in the Company’s stock buy-back program during the first quarter of 2003 that was not present during the first half of 2002.

New Accounting Guidance
During the first quarter of 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. At this time, the Company does not believe that Interpretation No. 46 will have a material effect on its financial statements. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first interim period beginning after June 15, 2003.

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

PART I, ITEM 4
CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures are effective in providing reasonable assurance that material information relating to the Company required to be included in the Company’s periodic SEC filings was made known to them during the period covered by this report. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to this evaluation.

PART II, ITEM 4. Submission of Matters to a Vote of Security Holders

a.	The annual meeting of shareholders of the registrant was held May 6, 2003.

b.	The following individuals were elected to serve for three-year terms: Hayne Hipp, J. Thurston Roach, and William B. Timmerman. The following individuals are currently serving as incumbent directors: Edward E. Crutchfield, John R. Farmer, William O. McCoy, Frank E. Melton, John H. Mullin, III, and Eugene E. Stone, IV.

c.	Matters voted upon at the annual meeting were as follows:

			Withheld/	Broker
	For	Against	Abstentions	Non-votes

To elect as director:
Hayne Hipp	17,752,285	—	292,088	—
J. Thurston Roach	17,795,168	—	249,205	—
William B. Timmerman	17,746,078	—	298,295	—

To approve Ernst & Young as independent auditors:	17,738,087	205,448	100,838	—

To consider and act upon a shareholder proposal requesting that the Board of Directors redeem the rights issued pursuant to the Company’s Shareholder Rights Plan	8,614,006	8,526,241	154,697	749,429

d.	There were no settlements between the registrant and any other participants.

PART II, ITEM 6. Exhibits and Reports on Form 8-K

a.	A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

b.

1.	The Company filed a current report on Form 8-K dated May 6, 2003 with respect to the press release announcing its first quarter 2003 operating results.

2.	The Company filed a current report on Form 8-K dated May 6, 2003 with respect to the Company declaring a regular quarterly dividend of 24 cents per share on its common stock, payable on July 2, 2003 to shareholders of record on June 16, 2003.

3.	The Company filed a current report on Form 8-K dated May 6, 2003 with respect to the Regulation FD disclosure of the certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. This certification is associated with the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2003.

4.	The Company filed a current report on Form 8-K dated June 27, 2003 with respect to the Regulation FD disclosure of the certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. This certification is associated with Annual Report of the Liberty Corporation Retirement and Savings Plan on Form 11-K for the period ended December 31, 2002.

INDEX TO EXHIBITS

EXHIBIT 10	Fourth amendment to credit agreement between the Liberty Corporation and Wachovia Bank, National Association as of May 19, 2003

EXHIBIT 11	Consolidated Earnings Per Share Computation (included in Note 5 of Notes to Consolidated and Condensed Financial Statements)

EXHIBIT 31	Rule 13a-14(a)/15d-14(a) Certifications

EXHIBIT 32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LIBERTY CORPORATION	Date: August 6, 2003
(Registrant)

/s/ Howard L. Schrott
Howard L. Schrott
Chief Financial Officer

/s/ Martha G. Williams
Martha G. Williams
Vice President, General Counsel and Secretary