Form 10-Q
period 2003-09-30
LIBERTY CORP
filed 2003-11-06
CIK 59229

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     X     No

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

Number of shares Outstanding
Title of each class	as of September 30, 2003

Common Stock	19,238,700

PART I, ITEM 1

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED BALANCE SHEETS

(In 000's)	September 30,	December 31,
	2003	2002

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$66,245	$67,917
Receivables (net of allowance for doubtful accounts)	37,825	42,069
Program rights	6,183	4,433
Prepaid and other current assets	2,749	2,982
Income taxes receivable	152	2,370
Deferred income taxes	7,561	5,508

Total current assets	120,715	125,279
Property, plant, and equipment
Land	5,657	5,639
Buildings and improvements	53,978	52,638
Furniture and equipment	168,236	157,401
Less: Accumulated depreciation	(128,796)	(120,409)

	99,075	95,269
Intangible assets subject to amortization (net of $786 and $688 accumulated amortization in 2003 and 2002, respectively)	325	369
FCC licenses and network affiliations	304,525	304,285
Goodwill	101,387	101,387
Investments and other assets	45,768	44,162

Total assets	$671,795	$670,751

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,205	$24,433
Program contract obligations	6,155	4,486
Accrued income taxes	96	—

Total current liabilities	28,456	28,919
Unearned revenue	7,678	5,637
Deferred income taxes	96,883	91,647
Other liabilities	6,363	6,312

Total liabilities	139,380	132,515

Shareholders’ equity
Common stock	85,621	92,978
Unearned stock compensation	(4,782)	(3,802)
Retained earnings	451,317	448,887
Unrealized investment gains	259	173

Total shareholders’ equity	532,415	538,236

Total liabilities and shareholders’ equity	$671,795	$670,751

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In 000's, except per share data)	2003	2002	2003	2002

		(Unaudited)
REVENUES
Station revenues (net of commissions)	$45,211	$46,173	$133,511	$133,269
Cable advertising and other revenues	3,864	3,993	11,159	11,528

Net revenues	49,075	50,166	144,670	144,797
EXPENSES
Operating expenses	30,001	28,725	89,505	84,479
Amortization of program rights	1,776	1,826	5,236	5,542
Depreciation and amortization of intangibles	4,758	4,433	13,580	13,343
Corporate, general, and administrative expenses	3,424	3,586	10,249	9,186

Total operating expenses	39,959	38,570	118,570	112,550
Operating income	9,116	11,596	26,100	32,247
Net investment income (loss)	674	(87)	(74)	113

Income before income taxes and the cumulative effect of a change in accounting principle	9,790	11,509	26,026	32,360
Provision for income taxes	3,671	4,332	9,760	12,255

Income before the cumulative effect of a change in accounting principle	6,119	7,177	16,266	20,105
Cumulative effect of a change in accounting principle (net of income taxes of $29,045)	—	—	—	(47,388)

NET INCOME (LOSS)	$6,119	$7,177	$16,266	$(27,283)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
From income before the cumulative effect of a change in accounting principle	$0.32	$0.37	$0.85	$1.02
Cumulative effect of a change in accounting principle	—	—	—	(2.41)

Basic earnings (loss) per common share	$0.32	$0.37	$0.85	$(1.39)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
From income before the cumulative effect of a change in accounting principle	$0.32	$0.36	$0.84	$1.02
Cumulative effect of a change in accounting principle	—	—	—	(2.40)

Diluted earnings (loss) per common share	$0.32	$0.36	$0.84	$(1.38)

Dividends per common share	$0.24	$0.22	$0.72	$0.66

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

(In 000's)	2003	2002

	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$16,266	$(27,283)
Less: Cumulative effect of a change in accounting principle	—	47,388

Income before cumulative effect of a change in accounting principle	16,266	20,105
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of operating assets	285	77
Realized investment losses	1,149	3,327
Depreciation	13,395	12,707
Amortization of intangibles	185	636
Amortization of program rights	5,236	5,542
Cash paid for program rights	(5,317)	(5,734)
Provision for deferred income taxes	3,183	1,893
Changes in operating assets and liabilities:
Receivables	4,244	4,861
Other assets	3,431	16,397
Accounts payable and accrued expenses	(725)	3,133
Accrued income taxes	96	6,637
Unearned revenue	2,041	1,933
Other liabilities	51	(3,114)
All other operating activities	(587)	675

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	42,933	69,075
INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(17,556)	(15,648)
Proceeds from the sale of property, plant, and equipment	70	149
Investments acquired	(5,900)	(10,585)
Proceeds from sale of investments	—	201
Proceeds from sale of investment properties	3,562	1,228

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(19,824)	(24,655)
FINANCING ACTIVITIES
Dividends paid	(13,836)	(13,043)
Stock issued for employee benefit and compensation programs	1,376	648
Repurchase of common stock	(12,321)	(6,536)

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	(24,781)	(18,931)
INCREASE (DECREASE) IN CASH	(1,672)	25,489
Cash at beginning of period	67,917	35,489

CASH AT END OF PERIOD	$66,245	$60,978

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
September 30, 2003
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

At September 30, 2003 and December 31, 2002, the Company’s intangible assets not subject to amortization were comprised of FCC licenses and network affiliations. At September 30, 2003 and December 31, 2002, the Company’s intangible assets subject to amortization were comprised of leases acquired through station purchases for space on certain of its towers, non-compete agreements, and loan costs associated with the Company’s unused line of credit.

3.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related income taxes, for the three and nine month periods ended September 30, 2003 and 2002, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

(In 000's)
Net income (loss)	$6,119	$7,177	$16,266	$(27,283)
Unrealized gains / (losses) on securities	(6)	19	86	438

Comprehensive income (loss)	$6,113	$7,196	16,352	$(26,845)

4.	SEGMENT REPORTING

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

The following table summarizes financial information by segment for the three and nine month periods ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
(In 000's)	September 30,		September 30,

	2003	2002	2003	2002

Revenues (net of commissions)
Broadcasting	$45,211	$46,173	$133,511	$133,269
Cable advertising	3,827	3,864	10,940	11,228
Other	37	129	219	300

Total net revenues	$49,075	$50,166	$144,670	$144,797

Income before income taxes and cumulative effect of a change in accounting principle
Broadcasting	$12,436	$14,826	$36,516	$41,074
Cable advertising	528	542	1,055	1,321
Corporate and other	(3,174)	(3,859)	(11,545)	(10,035)

Total income before income taxes and cumulative effect of a change in accounting principle	$9,790	$11,509	$26,026	$32,360

There were no material changes in assets by segment from those disclosed in the Company’s 2002 annual report. The goodwill that appears on the face of the balance sheet arose through the acquisition of certain television stations, and therefore has been assigned in its entirety to the Broadcasting segment.

5.	EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
(In 000's, except per share data)	September 30,		September 30,

	2003	2002	2003	2002

Numerator – Earnings:
Income before the cumulative effect of change in accounting principle	$6,119	$7,177	$16,266	$20,105
Effect of dilutive securities	—	—	—	—

Numerator for basic and diluted earnings per common share	$6,119	$7,177	$16,266	$20,105

Denominator – Average Shares Outstanding:
Denominator for basic earnings before the cumulative effect of a change in accounting principle per common share – weighted average shares	19,119	19,632	19,153	19,664
Effect of dilutive securities:
Stock options	131	38	120	90

Denominator for diluted earnings before the cumulative effect of a change in accounting principle per common share	19,250	19,670	19,273	19,754

Basic earnings before the cumulative effect of a change in accounting principle per common share	$0.32	$0.37	$0.85	$1.02
Diluted earnings before the cumulative effect of a change in accounting principle per common share	$0.32	$0.36	$0.84	$1.02

6.	EQUITY COMPENSATION

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

(In $000's, except per share amounts)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Stock-based compensation cost included in net income (net of taxes)	$236	$169	$969	$440
Net income (loss):
As reported	$6,119	$7,177	$16,266	$(27,283)
Pro forma compensation expense (net of taxes)	(206)	(224)	(569)	(671)

Pro forma net income (loss)	$5,913	$6,953	$15,697	$(27,945)
Basic earnings (loss) per share:
As reported	$0.32	$0.37	$0.85	$(1.39)
Pro forma	0.31	0.35	0.82	(1.42)
Diluted earnings (loss) per share:
As reported	$0.32	$0.36	$0.84	$(1.38)
Pro forma	0.31	0.35	0.82	(1.42)

7.	CREDIT FACILITY

On March 21, 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. On May 19, 2003, the Company renewed the facility for an additional year on substantially similar terms. No amounts have been drawn on this facility since inception.

8.	NEW ACCOUNTING INTERPRETATION

During the first quarter of 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements”. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses (as defined in Interpretation No. 46), receives a majority of the entity’s expected residual returns (as defined in Interpretation No. 46), or both, as a result of ownership, contractual or other financial interests in the entity. At this time, the Company does not believe that Interpretation No. 46 will have a material effect on its financial statements. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first interim period beginning after December 15, 2003.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Station net revenue was down two percent from the prior year period. Political revenue for the third quarter of 2003 was $3.3 million as compared to $6.5 million in the third quarter of 2002. Increases in local and national revenue helped offset the lower levels of political revenue. On a category basis, revenue from advertisers in the automotive industry was up five percent, revenue from advertisers in the retail industry was up fourteen percent, and revenue from advertisers in the financial industry was up thirty-four percent, while revenue from advertisers in the grocery/drug store industry was down approximately thirty-eight percent, year-over-year.

Operating expenses, which include amortization of program rights, were $31.8 million for the third quarter of 2003, an increase of $1.2 million over the $30.6 million reported for the third quarter of 2002. The increase in operating expenses is mainly attributable to increases in medical costs, planned annual increases in employee compensation, and travel and training costs associated with the implementation of a new traffic system for the Company’s television stations.

Corporate expenses were $3.4 million for the third quarter of 2003, a decrease of $0.2 million from the $3.6 million reported for the third quarter of 2002. The decrease in corporate expenses is mainly attributable lower levels of variable compensation.

Net investment income for the third quarter of 2003 was $0.7 million. During the third quarter of 2003, net investment income was comprised mainly of interest earned on cash balances and notes receivable, and gains on sales from the Company’s remaining real estate portfolio.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Station net revenue was even with that of the prior year period. Political revenue for the nine months of 2003 was $6.0 million as compared to $12.1 million in the first nine months of 2002. Increases in local and national revenue offset the lower levels of political revenue. On a category basis, revenue from advertisers in the automotive industry was up nine percent and the retail industry was up six percent, while revenue from advertisers in the grocery/drug store industry was down approximately thirty-four percent, year-over-year.

Operating expenses, which include amortization of program rights, were $94.7 million for the first nine months of 2003, an increase of $4.7 million over the $90.0 million reported for the first nine months of 2002. The increase in operating expenses is mainly attributable to increases in medical costs, planned annual increases in employee compensation, and travel and training costs associated with the implementation of a new traffic system for the Company’s television stations.

Corporate expenses were $10.2 million for the first nine months of 2003, an increase of $1.0 million over the $9.2 million reported for the first nine months of 2002. The increase in corporate expenses is attributable to increases in insurance costs, planned increases in employee compensation, additional restricted stock amortization expense, and legal and accounting fees.

Net investment income for the first nine months of 2003 was a loss of approximately seventy-four thousand dollars. During the first nine months of 2003, interest earned on cash balances and notes receivable and gains on the sale of real estate were offset by impairments taken in the Company’s strategic investment and venture capital portfolios.

Capital, Financing and Liquidity

At September 30, 2003, the Company had cash of $66.2 million and an unused line of credit of $100 million. The Company anticipates that its primary sources of cash, those being current cash balances, operating cash flow, and the available line of credit will be sufficient to finance the operating requirements of its stations and their anticipated capital expenditures, for both the next 12 months and the foreseeable future thereafter.

Cash Flows

The Company’s net cash flow provided by operating activities was $42.9 million for the first nine months of 2003 compared to $69.1 million for the same period of the prior year. The most significant items related to the difference in cash provided by operations between the two periods were the difference in net income, the timing of accounts payable payments, and the receipt of payments on notes receivable during 2002 that were not present during 2003. The Company’s net cash used in investing activities was $19.8 million for the nine month period ended September 30, 2003, as compared to $24.7 million for the same period of 2002. Net cash used in financing activities for the nine months ended September 30, 2003 was $24.8 million compared to $18.9 million for the first nine months of 2002. The increase in net cash used in financing activities is due mainly to higher levels of share repurchase activity in the Company’s stock buy-back program during the first quarter of 2003 that was not present during the first nine months of 2002.

New Accounting Guidance

During the first quarter of 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements”. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses (as defined in Interpretation No. 46), receives a majority of the entity’s expected residual returns (as defined in Interpretation No. 46), or both, as a result of ownership, contractual or other financial interests in the entity. At this time, the Company does not believe that Interpretation No. 46 will have a material effect on its financial statements. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first interim period beginning after December 15, 2003.

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

PART II, ITEM 6. Exhibits and Reports on Form 8-K

a.	A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

b.

1.	The Company filed a current report on Form 8-K dated August 5, 2003 with respect to the press release announcing its second quarter 2003 operating results.

2.	The Company filed a current report on Form 8-K dated August 5, 2003 with respect to the Company declaring a regular quarterly dividend of $0.24 per share on its common stock, payable on October 2, 2003 to shareholders of record on September 15, 2003.

INDEX TO EXHIBITS

EXHIBIT 11	Consolidated Earnings Per Share Computation (included in Note 5 of Notes to Consolidated and Condensed Financial Statements)
EXHIBIT 31	Rule 13a-14(a)/15d-14(a) Certifications
EXHIBIT 32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LIBERTY CORPORATION (Registrant)	Date: November 5, 2003
/s/ Howard L. Schrott Howard L. Schrott Chief Financial Officer
/s/ Martha G. Williams Martha G. Williams Vice President, General Counsel and Secretary