Form 10-K
period 2003-12-31
LIBERTY CORP
filed 2004-03-03
CIK 59229

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-5846

THE LIBERTY CORPORATION

(Exact name of Registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-0507055 (I.R.S. Employer Identification No.)

Post Office Box 502, 135 South Main Street, Greenville, S. C. 29602 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code                        (864) 241-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value per share Rights to Purchase Series A Participating Cumulative Preferred Stock	New York Stock Exchange New York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [✓] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [✓] No [  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 13, 2004:

Common Stock, No Par Value	$933,941,333

The number of shares outstanding of each of Registrant’s classes of common stock as of February 13, 2004:

Common Stock, No Par Value	18,905,695

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of The Liberty Corporation Proxy Statement for the Annual Meeting of Shareholders on May 4, 2004 are incorporated into Part III, Items 10, 11, 12, and 13 by reference.

This report is comprised of pages 1 through 43. The exhibit index is on page 38.

Part I

Item 1. Business

General

     The Registrant, The Liberty Corporation (“Liberty” or “the Company”) is a holding company with operations primarily in the television broadcasting industry. The Company’s television broadcasting subsidiary, Cosmos Broadcasting, consists of fifteen network-affiliated television stations (“the stations”) principally located in the South and Midwest, a cable advertising company, and a professional broadcast equipment dealership. Eight of the Company’s television stations are affiliated with NBC, five with ABC, and two with CBS. The Company’s principal executive offices are in Greenville, South Carolina.

     Additional information concerning Liberty’s subsidiaries and divisions is included in “Management’s Discussion and Analysis” included in Item 7 of this report and incorporated herein by reference.

Television Broadcasting and Related Operations

     The following table shows data on the stations owned by the Company as of December 31, 2003:

							Percentage
					Network		of U.S.
		Market			Contract	Station	television
		Rank		Network	Expiration	Rank	households	Date	Date
Market	Station	(1)	Channel	Affiliation	(2)	(3)	(4)	Formed	Acquired

Louisville, KY	WAVE-TV	50	3	NBC	2011	3	0.57%	1948	1981
Toledo, OH	WTOL-TV	69	11	CBS	2014	1	0.40	1958	1965
Columbia, SC	WIS-TV	84	10	NBC	2011	1	0.33	1953	1953
Jackson, MS	WLBT-TV	90	3	NBC	2011	1	0.30	1953	2000
Harlingen, TX	KGBT-TV	97	4	CBS	2014	3	0.27	1955	1998
Evansville, IN	WFIE-TV	99	14	NBC	2011	1	0.26	1953	1981
Tyler, TX	KLTV-TV	107	7	ABC	2002 *	1	0.24	1954	2000
Lufkin, TX	KTRE-TV	107	9	ABC	2002 *	1	0.24	1955	2000
(satellite of KLTV)
Montgomery, AL	WSFA-TV	115	12	NBC	2011	1	0.23	1959	1959
Wilmington, NC	WWAY-TV	142	3	ABC	2005	2	0.14	1964	1998
Albany, GA	WALB-TV	145	10	NBC	2011	1	0.14	1954	1998
Lubbock, TX	KCBD-TV	147	11	NBC	2011	1	0.14	1953	2000
Biloxi, MS	WLOX-TV	156	13	ABC	2004	1	0.12	1962	1995
Lake Charles, LA	KPLC-TV	175	7	NBC	2011	1	0.09	1954	1986
Jonesboro, AR	KAIT-TV	179	8	ABC	2004	1	0.08	1963	1986

*KLTV-TV and KTRE-TV have been operating under short term renewals of their existing ABC affiliation contracts since their original expiration date in 2002. It is anticipated that new affiliation contract negotiations will be completed and the Company will enter into long term contracts for these stations sometime during 2004.

(1)	Market rank is based on the relative size of the designated market areas among the 212 generally recognized designated market areas in the U.S.

(2)	Contracts may be subject to renewal provisions that effectively extend the expiration date.

(3)	Station rank in its market area based on Nielsen Media Research average 3 book estimates (February, May, and November) 2003 ratings (Sun. – Sat.; 6:00A-2:00A).

(4)	Based on Nielsen Media Research estimates.

     The Company currently owns and operates fifteen network-affiliated television stations in the South and Midwest, thirteen of which were ranked No. 1 or No. 2 in their markets based on Nielsen Media Research average 3 book estimates (February, May, and November) 2003 ratings (Sun. – Sat.; 6:00A-2:00A). Eight of its stations are affiliated with NBC, five with ABC, and two with CBS. The fifteen stations cover approximately 3.56% of U.S. households.

     The fifteen stations operate in designated market areas ranked 50 to 179. All of the Company’s stations are located in geographically diverse and growing markets. Eleven of the fifteen stations are located in university centers. Many of the stations are also located in markets that are home to a mixture of large manufacturing plants, state capitals, transportation hubs, and United States military bases. None of the TV markets represented more than 11% of the revenues or 16% of operating income for the fiscal year ending December 31, 2003.

     Since the sale of its insurance operations in 2000, the Company has embarked on a program to leverage its scale as a group broadcaster through the centralization of certain sales, business office and other operational functions. It has installed new technology for accounting, traffic and billing, and sales management, and created new centralized positions in accounting, sales, and engineering, which allow it to perform certain functions on an aggregated basis. In addition to the operational efficiencies gained, the Company uses its leverage as an owner of fifteen television stations to negotiate contracts for certain of the products and services used by its stations on a group basis, rather than on an individual station-by-station basis. The Company believes that it is able to negotiate more favorable terms for the group as a whole for these products and services than it would on an individual station-by-station basis. The Company continues to examine other methods of realizing the benefits of the station group as a whole, and will continue to further refine its operational structure and procedures as additional opportunities are identified.

     The Company also operates a cable advertising company, CableVantage, Inc. (“Cable Vantage”), through which it represents eleven independent cable operators in 20 locations that, in combination, reach nearly one half million subscribers.

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

     Historically, the networks have paid local stations, in accordance with the terms of their network affiliation contracts, for airing network programming. This is called network compensation. During 2001, the Company completed negotiations with NBC regarding its network affiliation contracts, and entered into a ten year agreement that calls for compensation payments from NBC for the first five years and is compensation neutral thereafter. The Company renegotiated its CBS network affiliation contracts during 2003, and entered into a compensation neutral eleven year agreement. While the Company is currently operating under the terms of its existing ABC network affiliation contacts, it is anticipated that new affiliation contract negotiations will be completed during 2004. At this time, it is not known what the exact outcome of these negotiations will be; however, the Company does anticipate continuing its relationship with the network.

     Each network has the right to terminate its affiliation contract in the event of a material breach of such agreement by a station and in certain other circumstances.

Sources of Television Operating Revenues

     The following table shows the approximate percentage of the Company’s gross television station revenues by source for the three years ended December 31, 2003:

	2003	2002	2001

Local and regional advertising	59%	55%	61%
National spot advertising	31	29	32
Network compensation	2	2	4
Political advertising	5	12	1
Other	3	2	2

     Local and regional advertising is sold by each station’s own sales representatives to local and other non-national advertisers or agencies. Generally, these contracts are short-term, although occasionally, longer-term packages will be sold. National spot advertising (generally a series of spot announcements between programs or within the station’s own programs) is sold by the station or its sales representatives directly to agencies representing national advertisers. Most of these national sales contracts are also short-term, often covering spot campaigns running for thirteen weeks or less. Network compensation is the amount paid by the network to its affiliated stations for broadcasting network programs. Political advertising is generated by national and local elections, which can vary greatly from both market to market and year to year.

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

     The Company also has ancillary operations in cable advertising sales. Revenues from these operations amount to $15.6 million, $16.2 million and $13.2 million for calendar years 2003, 2002, and 2001, respectively. The cable advertising sales are generated by CableVantage, a marketing company designed to assist local cable operators in the sale of commercial time available in cable network programs. CableVantage was formed in 1994 to create business opportunities with cable operators and build revenues from programs and services specifically produced for cable.

Competition

     The television broadcasting industry competes with other leisure time activities for the time of viewers and with all other advertising media for advertising dollars. Within its coverage area, a television station competes with other stations and with other advertising media serving the same area. The outcome of the competition among stations for advertising dollars in a market depends principally on share of audience, advertising rates, and the effectiveness of the sales effort.

     The stations compete for television viewers against other local network affiliated and independent stations, as well as against cable and alternate methods of television transmission. The primary basis of this competition is program popularity. A majority of daily programming is supplied by the network with which each station is affiliated. In time periods in which the network provides programming, stations are primarily dependent upon the performance of the network programs in attracting viewers. Stations compete in non-network time periods based on the performance of their programming during such time periods, using a combination of self-produced news, public affairs, and other entertainment programming, including syndicated programs, which the stations believe will be attractive to viewers. The Company believes that its stations have strong competitive positions in their local markets, enabling them to deliver a high percentage of the local television audience to advertisers. The Company’s commitment to local news programming is an important element in maintaining its current market positions.

     The competition includes cable television, which brings additional television programming, including pay cable (HBO, Showtime, Movie Channel, etc.), into subscribers’ homes in a television station’s service area. Other sources of competition include home entertainment systems (including video cassette recorders and playback systems, videodiscs, and television game devices), the Internet, multichannel multipoint distribution systems, wireless cable, satellite master antenna television systems, and some low power in-home satellite services. Stations also face competition from high-powered direct broadcast satellite services, such as Echostar and Direct-TV, which transmit programming directly to homes equipped with special receiving antennas. Stations compete with these services both on the basis of service and product performance (quality of reception and number of channels that may be offered) and price (the relative cost to utilize these systems compared to broadcast television viewing). The direct broadcast satellite companies have begun to extend their services to those size markets in which Liberty’s stations operate. Liberty has negotiated retransmission consents, including fee payments based on the number of subscribers, with both Echostar and Direct-TV for a number of its markets. By the end of 2004, Liberty expects that it will have five stations receiving compensation from the direct broadcast satellite companies in exchange for the right to use their signals.

     Further advances in technology and further consolidation in the broadcast industry may increase competition for household audiences and advertisers. Video compression techniques, now in use with direct broadcast satellites and in development for cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These technological developments, which are applicable to all video delivery systems including over-the-air broadcasting, have the potential to allow additional programming to highly targeted audiences. The ability to reach narrowly defined audiences may further fragment viewers and influence advertiser spending. The television broadcasting industry is continually faced with such technological change and innovation. The Company is unable to predict the effect that technological changes will have on the broadcast television industry in general, or more specifically to its own operations. Consolidation in the broadcast television industry introduces new, large competitors. Many of the current and potential competitors have greater financial, marketing, programming, and broadcasting resources than Liberty. The Company plans to meet the challenge of a consolidating industry by continuing its growth strategy and pursuing new synergistic opportunities.

Mandated Conversion to Digital Technology

     Unless exempted by a specific FCC extension, all station affiliates of ABC, CBS, NBC, FOX, and other non-affiliated commercially licensed stations were required to transmit a digital signal on their approved channels by May 1, 2002. Many television stations, including some of the Company’s, were granted two six-month extensions for tower construction delays or equipment unavailability. These extensions granted a delay in the deadline to May 1, 2003. Eleven of Liberty’s 15 stations were broadcasting their digital signals by May 1, 2003. Four others received extensions because of FCC administrative delays in processing requests for channel changes. One of the four remaining stations is expected to be broadcasting a digital signal by May 1, 2004. One other station is expected to be broadcasting its digital signal by the end of 2004. The remaining two stations may receive FCC approval of their channel change request during 2004, and begin broadcasting their digital signal in early 2005. Liberty expects no FCC penalties as a result of these administrative delays.

     As the Company develops its digital technology, given its dominant presence in its markets, the Company believes it will be attractively positioned as a potential partner for new digital or data stream businesses that wish to develop in its markets. The Company has thus far invested $28 million in preparation for the transition to digital television, and estimates that an additional $7 million may be required over the next 18 months for towers, antenna systems, transmitters, transmitter buildings, and other related equipment. This investment will establish basic full power digital television pass through at our fifteen stations, including simulcasting existing analog programming.

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

     FCC Regulation. The ownership, operation, and sale of television stations are subject to the jurisdiction of the FCC by authority granted it under the Communications Act. The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the FCC’s rules and regulations. Matters subject to FCC oversight include, but are not limited to:

•	the assignment of frequency bands of broadcast television;

•	the approval of a television station’s frequency, location, and operating power;

•	the issuance, renewal, revocation or modification of a television station’s FCC license;

•	the approval of changes in the ownership or control of a television station’s license;

•	the regulation of equipment used by television stations; and

•	the adoption and implementation of regulations and policies concerning the ownership and operation of television stations.

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

     Multiple and Cross-Ownership Rules. On a national level, the FCC rules generally prevent an entity or individual from having an attributable interest in television stations with an aggregate audience reach in excess of 39% of all U.S. households. On a local level, the “duopoly” rule prohibits or restricts attributable interests in two or more television stations with overlapping service areas and the “one-to-a-market” rule restricts such interests in television and radio stations serving the same market.

     In 2003, the FCC released its bi-annual review of media ownership rules. Under the new rules, the “duopoly”, “one-to-a-market”, and newspaper-television cross-ownership prohibition rules were relaxed to allow broadcasters to own, under certain circumstances, more than one television station, or certain combinations of television stations, radio stations, and daily newspapers, in the same local area.

     Most broadcasters and many in Congress felt that the new rules were not deregulatory enough, while consumer groups and others in Congress felt the regulations had been liberalized too much. The result was that the new rules were stayed while various interested parties asked the courts to intervene. The Federal Appeals Court in Philadelphia won custody of the proceeding and is expected to rule on the FCC’s media ownership regulatory changes sometime in 2004.

     The FCC generally applies its ownership limits only to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interest of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s voting stock (or 10% or more of such stock in the case of insurance companies, mutual funds, bank trust departments, and certain other passive investors that are holding stock for investment purposes only) are generally deemed to be attributable, as are positions as an officer or director of a corporate parent of a broadcast licensee.

     In January of 2004, Congress passed an Omnibus Bill, which, among other things, directed the FCC to set the national TV media ownership cap at 39%. Specifically, a single entity may hold “attributable interests” in an unlimited number of U.S. television stations, provided that those stations operate in markets containing cumulatively no more than 39% of the television homes in the U.S. For this purpose, generally only 50% of the television households in a market are counted towards the 39% national restriction if the owned station is a UHF station. The television homes that the Company’s stations reach is well below the 39% national limit.

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

     Restrictions on Broadcast Advertising. The advertising of cigarettes on broadcast stations has been banned for many years. The broadcast advertising of smokeless tobacco products has also been banned by Congress. Certain Congressional committees have, in the past, examined legislative proposals to eliminate or severely restrict the advertising of beer and wine. The Company cannot predict whether any or all of the present proposals will be enacted into law and, if so, what the final form of such a law might be. The elimination of all beer and wine advertising could have a material adverse effect on the Company’s revenues and operating profits as well as the revenues and operating profits of other stations that carry beer and wine advertising. In recent years, some television stations, including Liberty stations in selected markets, have experimented with advertising for hard liquor products. In 2002, NBC reversed a decision made a year earlier to take advertising for hard liquor. Pressure from key members of Congress and various social activist groups played a major role in NBC’s decision. It is not possible for the Company to predict how Congress might act legislatively in response to the airing of hard liquor advertising.

     The FCC has recently lifted its prohibition of broadcast advertising by casinos in markets where the state does not have its own prohibition. The Company has several stations in states where casino gambling is legal and no such state prohibition exists.

     In 2003, the United States Supreme Court reviewed and upheld a majority of the portions of the Bipartisan Campaign Reform Act of 2002 that affected broadcasters. The law mandates specific changes which could impact political advertising. The new law will restrict the availability of “soft money” in election campaigns; prevent organizations from using general revenues to fund issue ads before elections; and require significant additional record-keeping for television stations. The Company cannot say with certainty if or how the volume of political spending will be impacted by the Court’s ruling.

     Cable and Satellite “Must-Carry” or “Retransmission Consent” Rights. The 1992 Cable Act, enacted in October 1992, requires television broadcasters to make an election to exercise either certain “must-carry” or “retransmission consent” rights in connection with their carriage by cable television systems in the station’s local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable systems within its designated market area. Must-carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on, and the location and size of, the cable system, and the amount of duplicative programming on a broadcast station. Under certain circumstances, a cable system may decline to carry a given station. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement. Generally, the stations have requested must-carry status from the cable operators in their outlying coverage areas and have negotiated retransmission consent agreements with the cable operators in their metro coverage areas. Certain of the Company’s stations are currently in negotiation with various cable television systems to extend their retransmission agreements. At this time, it is not known what the exact outcome of these negotiations will be. However, the Company does not anticipate encountering any significant difficulties during this process.

     Cable operators are not currently required to carry both a station’s analog and digital signal at the same time. However, it is anticipated that the Company will eventually be able to negotiate the retransmission of both its analog and digital signals with the cable television systems in its markets.

     Under the Satellite Home Improvement Act, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. If a satellite carrier elects to carry one local station in a market, the satellite carrier must carry the signals of all local television stations that also request carriage.

     Advanced Television Technology. At present, U.S. television stations broadcast signals using the “NTSC” system, an analog transmission system named for the National Television Systems Committee, an industry group established in 1940 to develop the first U.S. television technical broadcast standards. In late 1996, the FCC approved a new digital television (“DTV”) technical standard to be used by television broadcasters, television set manufacturers, the computer industry, and the motion picture industry. This DTV standard will allow the simultaneous transmission of multiple streams of video programming and data on the bandwidth presently used by a single normal analog channel.

     The FCC presently plans for the DTV transition period to end by 2006, or upon 85% market penetration of DTV sets. At that time, broadcasters will be required to discontinue analog operations and to return their present channels to the FCC. Given that the penetration of DTV sets in 2006 will likely be below the threshold Congress has set for returning the analog spectrum, it is probable that broadcasters will continue to utilize both analog and digital spectrum beyond 2006.

     The FCC is expected to apply to DTV certain of the rules applicable to analogous services in other contexts, including certain rules that require broadcasters to serve the public interest, and may seek to impose additional programming or other requirements on DTV service. The Telecom Act requires the FCC to impose fees upon broadcasters if they choose to use the DTV channel to provide paid subscription services to the public. The FCC has determined that broadcasters should pay a fee of 5% of gross revenues received for such subscription services should the broadcaster provide subscription services on their DTV channels.

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

     Industry Segment Data. Information concerning the Company’s industry segments is contained in the Notes to the Consolidated Financial Statements on page 30 of this report and is incorporated in this Item 1 by reference.

     Employees. At December 31, 2003 the Company had approximately 1,500 employees.

     Internet Address. The Company maintains its Internet website at www.libertycorp.com. The Company makes available free of charge through its Internet website, or upon written request, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, its Code of Ethics, any amendments or waivers to its Code of Ethics, its Corporate Governance Policy, and all Board Committee charters.

Item 2. Properties

     The Company leases the space for its main office, which is located at 135 South Main Street, Greenville, SC.

     The Company owns its television broadcast studios, office buildings and transmitter sites in Columbia, SC; Montgomery, AL; Toledo, OH; Louisville, KY; Evansville, IN; Jonesboro, AR; Lake Charles, LA; Biloxi, MS; Albany, GA; Harlingen, TX; Lubbock, TX; Wilmington, NC; Jackson, MS; Tyler, TX; and Lufkin, TX.

Item 3. Legal Proceedings

     The Company is not currently engaged in legal proceedings of material consequence other than ordinary routine litigation incidental to its business. Any proceedings reported in prior filings have been settled or otherwise satisfied.

Item 4. Submission of Matters to a Vote of Shareholders

     None during the fourth quarter of 2003.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Stockholder Matters

     The Liberty Corporation’s Common Stock is listed on the New York Stock Exchange under the symbol LC. As of December 31, 2003, 878 shareholders of record in 39 states, the District of Columbia, Australia, and Canada held the 18,930,500 Common Stock shares outstanding. Quarterly high and low stock prices and dividends per share as reported by New York Stock Exchange Composite Price History were:

	2003			2002			2001

			Quarterly			Quarterly			Quarterly
	Market Price Per Share		Dividend	Market Price Per Share		Dividend	Market Price Per Share		Dividend
	High	Low	Per Share	High	Low	Per Share	High	Low	Per Share

Fourth Quarter	$47.25	$41.89	$0.24	$40.50	$32.10	$0.22	$44.25	$39.00	$0.22
Third Quarter	45.00	40.91	0.24	40.08	28.50	0.22	42.00	38.45	0.22
Second Quarter	45.30	40.46	0.24	45.00	39.00	0.22	40.00	33.80	0.22
First Quarter	43.60	37.85	0.24	42.51	39.20	0.22	42.32	33.25	0.22

     The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends, as they are dependent on future earnings, capital requirements and the Company’s financial condition.

Registrar and Transfer Agent
American Stock Transfer & Trust Company
59 Maiden Lane
New York, NY 10038
Telephone (800) 937-5449, extension 6820

For a free copy of the 10-K or other information, contact:
The Liberty Corporation Shareholder Relations
Box 502
Greenville, SC 29602
Telephone (864) 241-5400

Written shareholder correspondence and requests for transfer should be sent to:
American Stock Transfer & Trust Company
Attn: Shareholder Relations
6201 15th Avenue, Floor 3L
Brooklyn, NY 11219

Dividend Reinvestment and Direct Stock Purchase and Sale Plan
A brochure describing this service may be obtained by writing or calling:
American Stock Transfer & Trust Company
P.O. Box 922
New York, NY 10269-0560
Telephone: (877) 322-4926 (toll free)
Internet: WWW.investpower.com

Direct Deposit of Cash Dividends
For information on this service, call American Stock Transfer &
Trust Company toll free at 800-937-5449, extension 6820

Equity Compensation Plan Information

Number of Securities
Remaining Available For
	Number of Securities To Be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants, and Rights	Warrants, and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,034,210	$35.09	669,138
Equity compensation plans not approved by security holders	—	N/A	N/A

Total	1,034,210	$35.09	669,138

Item 6. Selected Financial Data

	Years Ended December 31,

(In $000’s, except per share data)	2003	2002	2001	2000	1999

Net revenues *	$200,284	$206,678	$178,431	$173,672	$154,000
Income from continuing operations	$23,897	$32,995	$16,576	$24,995	$18,630
Income from discontinued operations**	—	—	—	28,563	25,939
Cumulative effect of a change in accounting principle***	—	(47,388)	—	—	—

Net income (loss)	$23,897	$(14,393)	$16,576	$53,558	$44,569

Adjusted net income (loss)****	$23,897	$32,995	$25,947	$57,715	$46,842

Income from continuing operations per diluted share	$1.24	$1.68	$0.84	$1.27	$0.91
Income from discontinued operations per diluted share	—	—	—	1.45	1.34
Cumulative effect of a change in accounting principle per diluted share***	—	(2.41)	—	—	--

Net income (loss) per diluted share	$1.24	$(0.73)	$0.84	$2.72	$2.25

Adjusted net income per diluted share****	$1.24	$1.68	$1.32	$2.93	$2.42

Dividends per common share	$0.96	$0.88	$0.88	$0.88	$0.88
Assets	$662,265	$670,751	$730,195	$896,007	$858,302
Notes, mortgages and other debts	—	—	—	—	$234,000
Shareholders’ equity	$522,000	$538,236	$581,671	$580,993	$554,224

*	During 2000, the Company acquired four television stations located in Texas and Mississippi.

**	In November of 2000, the Company sold it insurance operations.

***	See Note 4 of the Consolidated Financial Statements regarding the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”

****	Includes adjustments to reflect the effect of Statement of Financial Accounting Standards No. 142 had it been effective as of January 1, 1999.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Liberty Corporation is a holding company with operations primarily in the television broadcasting industry. The Company’s television broadcasting subsidiary, Cosmos Broadcasting, consists of fifteen network-affiliated television stations principally located in the Southeast and Midwest, a cable advertising company, and a professional broadcast equipment dealership. Eight of the Company’s television stations are affiliated with NBC, five with ABC, and two with CBS.

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

EXECUTIVE SUMMARY

     While net revenues were down approximately $6.4 million on a year-over-year basis, a decrease in net revenues was expected for 2003. There were record amounts of political spending during 2002, with the Company realizing $27.3 million of revenue from political spending in that year. The year 2003 was an off-cycle year for national elections, and as such, lower political revenues were to be expected. Increases in national and local revenue helped offset the impact of the lower level of political revenue in 2003. Operating expenses increased, due mainly to planned employee costs and the training and expenses associated with the installation of new traffic and billing software at the Company’s television stations, coupled with a change in the accounting estimate of the useful lives used to account for certain equipment.

     During 2003, the Company had capital expenditures of approximately $22.0 million and repurchased $26.6 million of its common stock. At December 31, 2003, the Company had cash and cash equivalents of approximately $62.2 million and no debt outstanding. No amounts were drawn on the Company’s $100 million credit facility during 2003.

     Subsequent to December 31, 2003, the Company renewed the credit facility extending its maturity date to May 18, 2005. Also subsequent to December 31, 2003, the Company’s Board of Directors declared a special dividend of $4.00 per share, or approximately $75.7 million. The Company may use a portion of its $100 million credit facility to fund a portion of the special dividend.

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

     Some of the more significant, and the most sensitive, of the Company’s accounting policies and assumptions relate to the consolidation of variable interest entities, as governed by Financial Accounting Standards Board Interpretation 46 (“FIN 46”), the procedures the Company uses to value its FCC licenses and Goodwill in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the procedures to evaluate certain of its investments for impairment, and the assumptions used to determine the recoverability of deferred tax assets.

     FIN 46 requires the Company to use estimates and assumptions to determine if an investment or other relationship with a third party qualifies as a variable interest entity, and if it does qualify, to determine if that entity should be consolidated into the Company’s financial statements. The estimates include, among other things, the future cash flows of the third party, terminal multiples for assumed liquidation values, and discount rates to be used in present value calculations.

     SFAS No. 142 requires the Company to use estimates and assumptions to determine the estimated fair value of its individual stations and its station group as a whole. The estimates and assumptions include, among other things, the future cash flows to be generated by its stations, terminal multiples for assumed station sales, discount rates to be used in present value calculations, assumed values for fixed assets and network affiliation contracts, and future capital expenditure levels.

     The Company establishes impairments on specific assets at the time the company determines the assets to have been impaired. In performing this determination, management utilizes mathematical models, market information, and valuation information supplied by investee companies to determine if an impairment exists. Changes in market conditions or the valuations of the investee companies could change the outcome of the Company’s judgments regarding the future impairment of its investments.

     Deferred tax assets and liabilities are based on estimated timing differences between the book and tax basis of certain assets and liabilities. These estimates may be affected by future changes in enacted tax legislation and the results of regulatory review. Realization of deferred tax assets is principally dependent upon the achievement of projected future taxable income. The Company’s judgments regarding future profitability may change due to future market conditions, among other factors.

     Please see Note 2 to the Consolidated Financial Statements for information relating to other less sensitive accounting policies and estimates used by the Company.

SEASONALITY OF TELEVISION REVENUES

     The Company’s revenues are usually subject to seasonal fluctuations. The advertising revenues of the stations are generally highest in the second and fourth quarter of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenues in even-numbered years tend to be higher, as they benefit from advertising placed by candidates for political offices and demand for advertising time in Olympic broadcasts.

     From time to time, proposals have been advanced in the U.S. Congress and at the FCC to require television broadcast stations to provide advertising time to political candidates at no or reduced charge, which would eliminate, in whole or in part, advertising revenues from political candidates.

SUMMARY OF CONSOLIDATED RESULTS

The Year 2003 Compared With 2002

(In $000’s)	2003	2002	Change

National	$67,045	$64,174	$2,871
Local and regional	127,233	122,542	4,691
Political	10,657	27,299	(16,642)
Network	4,229	4,324	(95)
Other broadcasting	7,097	6,260	837

Gross station revenues	216,261	224,599	(8,338)
Agency commissions	(31,625)	(34,147)	2,522

Station revenues (net of commissions)	184,636	190,452	(5,816)
Cable and other (net of commissions)	15,648	16,226	(578)

Net revenues	$200,284	$206,678	$(6,394)

     Net revenues for the year ended December 31, 2003 were $200.3 million, a decrease of $6.4 million from the $206.7 million reported for 2002. Net station revenues were $184.6 million for 2003, a decrease of $5.8 million from the $190.5 million reported for 2002. The most significant component of the decrease in revenues is related to the lower levels of political revenue in 2003 as compared to 2002, as discussed below.

     National revenue increased $2.9 million on a year-over-year basis due mainly to increases in automotive advertising by the auto manufacturers. Local and regional advertising was up $4.7 million, due mainly to increases in automotive advertising by local auto dealerships and increases in healthcare and retail advertising. Political revenue for 2003 was $10.7 million as compared to $27.3 million in 2002. The year 2002 was a national election year and had record political revenues, as “soft money” was expected to be banned following that election cycle, and political support groups employed a “use it or lose it” philosophy.

     Operating expenses (including the amortization of program rights) increased $5.6 million from 2002, or five percent. The broadcasting segment’s operating expenses were $115.8 million for 2003, an increase of $6.1 million over the $109.7 million reported for 2002. The increase in operating expenses is mainly attributable to increases in medical costs, planned annual increases in employee compensation, training and travel related to the installation of new traffic and billing software, and net losses on the disposal of fixed assets. During the year, a significant portion of the Company’s DTV equipment came on line, and significant amounts of other equipment were upgraded to digital. The new equipment and upgrades necessitated the retirement of a number of assets that were not yet fully depreciated. In addition, during the fourth quarter of 2003 the Company recorded a charge of $0.7 million related to a change in the estimates of the useful lives used to account for back-up and redundant equipment. The new estimates resulted in the retirement of all assets that had not been utilized in the last twelve to twenty-four months. This early retirement of assets and the changes in accounting estimates resulted in $2.2 million of net losses on disposal during 2003.

     Depreciation and amortization was $18.5 million for the year ended December 31, 2003, an increase of $0.7 million from the $17.8 million reported for 2002. The increase in depreciation expense is partially attributable to the depreciation recorded on the DTV equipment that came on line during 2002 and 2003.

     Corporate, general, and administrative expenses were $14.4 million for the year ended December 31, 2003, an increase of $0.9 million over the $13.5 million reported for 2002. Reductions in workers compensation expenses and legal and other professional fees were offset by higher directors’ and officers’ insurance premiums and onetime charges related to the wind up of contract obligations with the Company’s previous traffic and billing software vendor. During the fourth quarter of 2003, the Company negotiated an exit from the contract with its previous software vendor, making a payment of approximately $0.4 million in satisfaction of a portion of the remaining term of the contract.

     Net investment income for 2003 was a loss of $0.3 million, as compared to a gain of $0.6 million in 2002. Interest earned on cash balances and notes receivable was offset by impairments in the Company’s venture capital, and strategic investment portfolios. During the year the Company reduced the carrying amounts of certain investments in its venture capital portfolio based on fair value information provided by the investment fund’s managers, and in its strategic investment portfolio based on an investee company receiving a “going concern” opinion on its 2002 audited financial statements.

     The effective tax rate was 37.5% for both 2003 and 2002.

The Year 2002 Compared With 2001

(In $000’s)	2002	2001	Change

National	$64,174	$61,476	$2,698
Local and regional	122,542	118,034	4,508
Political	27,299	1,957	25,342
Network	4,324	7,894	(3,570)
Other broadcasting	6,260	3,172	3,088

Gross station revenues	224,599	192,533	32,066
Agency commissions	(34,147)	(27,322)	(6,825)

Station revenues (net of commissions)	190,452	165,211	25,241
Cable and other (net of commissions)	16,226	13,220	3,006

Net revenues	$206,678	$178,431	$28,247

     Net revenues were $206.7 million for the year ended December 31, 2002, an increase of $28.2 million over the $178.4 million reported for 2001. Net station revenues were $190.5 million for 2002, an increase of $25.2 million over the $165.2 million reported for 2001.

     National revenue was up four percent on a year-over-year basis due mainly to increases in automotive advertising by the large auto manufacturers. Local and regional advertising was up four percent on a year-over-year basis due mainly to increases in automotive advertising by local auto dealerships and increases in the fast food category. Political revenue was $27.3 million in 2002 versus $2.0 million in 2001. Political revenue was up in 2002, as it was a Congressional election year and a majority of the Company’s stations are the leading news providers in their markets. Due to their ability to deliver significant numbers of viewers, they are attractive vehicles for political candidates to use to inform the public of their campaign messages. Network revenues were down 45 percent on a year-over-year basis, as a majority of the Company’s stations began operating under new network contracts during the second half of 2001.

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

     Operating expenses (including the amortization of program rights) were $123.3 million for the year ended December 31, 2002, an increase of $11.3 million over the $112.0 million reported for 2001. The broadcasting segment’s operating expenses were $109.7 million for 2002, an increase of $9.3 million over the $100.4 million reported for 2001. The increase in operating expenses is mainly attributable to higher levels of sales commissions as a result of the increased revenue base, accruals for performance based compensation in 2002 that were not present during 2001, and increased personnel costs related to the addition of nightly and weekend news casts at one of the Company’s stations, along with annual salary increases across the Company. Cable operating expenses were $12.9 million for 2002, an increase of $1.5 million over the $11.4 million reported for 2001. The increase in cable advertising operating expenses is attributable mainly to increased commissions as a result of the increased revenue base, along with the addition of personnel during the year as start up operations at certain locations in the previous year became fully operational during 2002.

     Depreciation and amortization was $17.8 million for the year ended December 31, 2002, a decrease of $14.2 million from the $32.0 million reported for 2001. During the first quarter of 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and certain other identified intangibles no longer be amortized to earnings, but instead be reviewed for impairment. Had SFAS No. 142 been effective as of the beginning of the first quarter of 2001, reported depreciation and amortization expenses would have been approximately $16.9 million. (See Note 4 of the accompanying Notes to Consolidated Financial Statements for further details.)

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

     Net investment income was $0.6 million for the year ended December 31, 2002, a decrease of $3.5 million from the $4.1 million reported for 2001. Net investment income during 2002 was comprised mainly of interest earned on cash balances and venture capital distributions, offset by non-cash impairment charges in the Company’s venture capital portfolio. Net investment income during 2001 was comprised of significantly higher interest income (due to the interest earned during the first quarter of that year on the large cash balance related to the then as yet unpaid income taxes on the sale of the insurance operations), along with venture capital distributions and gains on the sale of stock in the Company’s equity portfolio, offset by impairments taken in the Company’s venture capital portfolio.

     The effective tax rate was 37.5% and 38.0% for 2002 and 2001, respectively.

INVESTMENTS

     During the year ended December 31, 2003, the Company had net investment losses of $0.3 million. Interest earned on cash balances and notes receivable was offset by impairments in the Company’s venture capital, and strategic investment portfolios. During 2003, the Company reduced the carrying amounts of certain investments in its venture capital portfolio based on fair value information provided by the investment fund’s managers, and in its strategic investment portfolio based on an investee company receiving a “going concern” opinion on its 2002 audited financial statements. At December 31, 2003, other long-term investments, included in the caption “investments and other assets” on the balance sheet, was comprised of approximately 26% private equity securities, 37% private debt securities, 6% real estate related investments, 13% venture capital limited partnerships, and 18% low income housing tax credits and other investments.

     The Company has determined that it is not practicable to estimate the fair values of its private equity, venture capital, and low income housing tax credit investments because of a lack of primary and secondary market prices and the inability to estimate fair values without incurring excessive costs. Fair values for private debt securities are estimated by discounting the expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments. Further discussion of investments and valuation is contained in Notes 5 and 13 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s short-term cash needs consist primarily of working capital requirements, expenditures associated with the initial implementation of DTV broadcast operations, regular quarterly dividends to shareholders, and special dividends to shareholders, if and when declared by the Company’s Board of Directors. Historically, Liberty’s operations have provided sufficient liquidity to fund the operations of the Company and its regular quarterly dividends. While exact costs are not presently known, the additional capital expenditures required over the next eighteen months to comply with the FCC mandated DTV implementation are anticipated to be approximately $7 million. On February 3, 2004, the Company’s Board of Directors declared a special dividend of $4.00 per share, or approximately $75.7 million. It is anticipated that the Company will use a portion of its $100 million credit facility to fund some or all of the special dividend.

     The Company’s primary long-term cash need is the possible need for capital should the Company identify an appropriate acquisition opportunity.

     On a consolidated basis, Liberty’s net cash provided by operating activities was $61.7 million for 2003, compared to $91.8 million for 2002, and cash used in operating activities of $75.5 million in 2001. The decrease in cash provided by operating activities in 2003 is due mainly to the lower level of revenues from political advertising in 2003 as compared to 2002 and effect of deferred taxes in 2002. The increase in cash provided by operating activities for 2002 as compared to 2001 relates to the payment in 2001 of approximately $132 million of income taxes related to the sale of the Company’s insurance operations. Excluding the impact of the income taxes paid related to that sale, adjusted net cash provided by operations was $52.8 million in 2001. The increase in cash provided by operating activities in 2002 as compared to the adjusted 2001 cash provided by operating activities is due mainly to the increase in revenues during 2002.

     Liberty’s net cash used in investing activities was $24.0 million in 2003 compared to $27.7 million in 2002 and $20.8 million in 2001. The decrease in net cash used in investing activities in 2003 is due to lower levels of net investing activity. During 2003, the Company made $5.9 million of strategic investments, as compared to $13.1 million in 2002. The strategic investments made during 2003 were mainly follow-on investments in the Company’s existing strategic investment portfolio. The increase in net cash used in investing activities from 2001 to 2002 was due mainly to increased capital expenditures related to the Company’s conversion to digital television broadcasting.

     Cash flow used in financing activities for 2003 was $43.4 million versus $31.6 million and $17.2 million in 2002 and 2001, respectively. Cash flow used in financing activities was higher in 2003 and 2002 due mainly to increased activity in the Company’s share buy-back program during those periods. During 2003, 2002, and 2001, the Company purchased 625,600, 404,400, and 240,000 shares of its common stock for approximately $26.6 million, $15.3 million, and $9.6 million, respectively.

     On February 3, 2004, the Board of Directors of the Company extended to February 28, 2005, the Company’s authorization to purchase from time to time up to 4 million shares of stock in the open market or through directly negotiated transactions. Also on February 3, 2004, the Company’s Board of Directors declared a special dividend of $4.00 per share, or approximately $75.7 million. The Company may use a portion of its $100 million credit facility to fund a portion of the special dividend.

     During 2001, the Company completed negotiations with NBC regarding its network affiliation agreements, and entered into a ten year agreement that calls for compensation payments from NBC for the first five years and is compensation neutral thereafter. During 2003, the Company completed negotiations with CBS regarding its network affiliation agreements and entered into a compensation neutral ten year agreement.

     The Company has committed to make certain investments in its venture capital funds when called by the fund’s manager. The Company anticipates additional funding related to its venture capital portfolio of $1.0 million over the next one to three years. The Company also anticipates the funding of its private debt and equity holdings of approximately $0.5 million during 2004.

     At December 31, 2003, and 2002, the Company had no outstanding debt. On March 21, 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. On May 20, 2002, and May 19, 2003, the Company renewed the facility for an additional year on substantially similar terms. No amounts have been drawn on this facility since inception. At the end of the term of the facility, any outstanding principal and interest will come due, unless the bank, in its sole discretion, otherwise extends the facility. The facility provides that the funds drawn may be used for working capital and other general corporate purposes, capital expenditures, repurchases of common stock, acquisitions, and investments. Subsequent to December 31, 2003, the Company renewed the facility on substantially similar terms, extending its maturity date to May 18, 2005.

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

     Other Company commitments are shown in Note 16 to the Consolidated Financial Statements. Further discussion of investments and valuation is contained in Notes 2 and 13 to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

     As of December 31, 2003, the Company had no off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments Due By Period

		Less			More
Contractual Obligations		Than 1	1-3	3-5	Than 5
(In $000’s)	Total	Year	Years	Years	Years

Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	1,524	694	744	68	18
Purchase Obligations	14,350	9,628	4,720	2	—
Other Long-Term Liabilities Reflected on the Registrants Balance Sheet Under GAAP	6,621	500	913	97	5,111

Total	$22,495	$10,822	$6,377	$167	$5,129

     The above table does not take into account the payments that would be required to service outstanding debt should the Company draw upon its currently unused $100 million line of credit. In addition, the table does not reflect amounts related to cash income taxes to be paid in future years. Please see Note 10 to the Consolidated Financial Statements for additional information on historical cash taxes paid.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Portions of the Company’s investment portfolio may be exposed to equity price and interest rate risk. While the Company held no marketable equity securities at December 31, 2003 or 2002, it may from time to time have investments in marketable equity securities acquired either through direct purchases or as a result of distributions from its venture capital funds.

     As of December 31, 2003, and 2002, real estate related investments totaled $2.7 million and $6.3 million, respectively. These investments consist primarily of residential land and lots in various stages of development and completion, and receivables related to prior land sales. The Company does not plan to make any future investments in real estate, but will continue to manage the existing portfolio to maximize the value to the Company. Substantially all of the remaining investment real estate is located in South Carolina.

     Additional disclosures concerning the fair values in relation to the carrying values of the Company’s financial instruments are included in Notes 5 and 13 to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Information

CONSOLIDATED BALANCE SHEETS
THE LIBERTY CORPORATION AND SUBSIDIARIES
(In $000’s)

	As of December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$62,177	$67,917
Receivables (net of allowance for doubtful accounts of $1,738 and $1,963 in 2003 and 2002, respectively)	42,364	42,069
Program rights	4,564	4,433
Prepaid and other current assets	3,013	2,982
Income taxes receivable	—	2,370
Deferred income taxes	2,183	5,508

Total current assets	114,301	125,279
Property, plant, and equipment:
Land	5,657	5,639
Buildings and improvements	48,969	52,638
Furniture and equipment	167,775	157,401
Less: Accumulated depreciation	(125,417)	(120,409)

	96,984	95,269
Intangible assets subject to amortization (net of $841 and $751 accumulated amortization in 2003 and 2002, respectively)	270	369
FCC licenses	304,525	304,285
Goodwill	101,387	101,387
Investments and other assets	44,798	44,162

Total assets	$662,265	$670,751

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,817	$24,433
Program contract obligations	4,734	4,486
Accrued income taxes payable	3,874	—

Total current liabilities	32,425	28,919
Unearned revenue	11,802	5,637
Deferred income taxes	89,417	91,647
Other liabilities	6,621	6,312

Total liabilities	140,265	132,515

Shareholders’ equity:
Common stock (authorized – 50,000,000 shares, no par value, shares issued and outstanding – 18,930,500 shares in 2003, 19,423,317 shares in 2002)	71,788	92,978
Unearned stock compensation	(4,405)	(3,802)
Retained earnings	454,379	448,887
Unrealized investment gains	238	173

Total shareholders’ equity	522,000	538,236

Total liabilities and shareholders’ equity	$662,265	$670,751

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
THE LIBERTY CORPORATION AND SUBSIDIARIES
(In $000’s, except per share data)

	For the Years Ended December 31,

	2003	2002	2001

REVENUES
Station revenues (net of commissions)	$184,636	$190,452	$165,211
Cable advertising (net of commissions) and other revenues	15,648	16,226	13,220

Net revenues	200,284	206,678	178,431
EXPENSES
Operating expenses	121,642	115,979	104,054
Amortization of program rights	7,214	7,281	7,937
Depreciation and amortization of intangibles	18,462	17,762	31,970
Corporate, general, and administrative expenses	14,382	13,481	11,820

Total operating expenses	161,700	154,503	155,781
Operating income	38,584	52,175	22,650
Net investment income (loss)	(348)	616	4,086

Income before income taxes and the cumulative effect of a change in accounting principle	38,236	52,791	26,736
Provision for income taxes	14,339	19,796	10,160

INCOME BEFORE THE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	23,897	32,995	16,576
Cumulative effect of a change in accounting principle (net of $29,045 of income taxes)	—	(47,388)	—

NET INCOME (LOSS)	$23,897	$(14,393)	$16,576

BASIC EARNINGS (LOSS) PER COMMON SHARE:
From continuing operations	$1.25	$1.68	$0.85
From the cumulative effect of a change in accounting principle	—	(2.41)	—

Basic earnings (loss) per common share	$1.25	$(0.73)	$0.85

DILUTED EARNINGS (LOSS) PER COMMON SHARE
From continuing operations	$1.24	$1.68	$0.84
From the cumulative effect of a change in accounting principle	—	(2.41)	—

Diluted earnings (loss) per common share	$1.24	$(0.73)	$0.84

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THE LIBERTY CORPORATION AND SUBSIDIARIES
(In 000’s, except per share data)

				Unrealized
	Common		Unearned	Investment
	Shares	Common	Stock	Gains	Retained
	Outstanding	Stock	Compensation	(Losses)	Earnings	Total(1)

Balance at January 1, 2001	19,538	$99,033	$—	$690	$481,270	$580,993
Net income					16,576	16,576
Net unrealized investment gains (losses), net of taxes				(753)		(753)
Dividends - Common Stock - $0.88 per share					(17,290)	(17,290)
Stock issued for employee benefit and performance incentive compensation programs	452	14,200	(3,687)			10,513
Income tax benefit resulting from employee exercise of options		1,274				1,274
Stock repurchased	(240)	(9,642)				(9,642)

Balance at December 31, 2001	19,750	104,865	(3,687)	(63)	480,556	581,671

Net loss					(14,393)	(14,393)
Net unrealized investment gains (losses), net of taxes				236		236
Dividends - Common Stock - $0.88 per share					(17,276)	(17,276)
Stock issued for employee benefit and performance incentive compensation programs	77	3,321	(115)			3,206
Income tax benefit resulting from employee exercise of options		73				73
Stock repurchased	(404)	(15,281)				(15,281)

Balance at December 31, 2002	19,423	92,978	(3,802)	173	448,887	538,236

Net income					23,897	23,897
Net unrealized investment gains (losses), net of taxes				65		65
Dividends - Common Stock - $0.96 per share					(18,405)	(18,405)
Stock issued for employee benefit and performance incentive compensation programs	133	5,167	(603)			4,564
Income tax benefit resulting from employee exercise of options		226				226
Stock repurchased	(625)	(26,583)				(26,583)

Balance at December 31, 2003	18,931	$71,788	$(4,405)	$238	$454,379	$522,000

(1)	Comprehensive income (loss), which includes the aggregate of net income (loss) and net unrealized investment gains (losses), was $23,962, $(14,157), and $15,823, for 2003, 2002, and 2001, respectively.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THE LIBERTY CORPORATION AND SUBSIDIARIES
(In $000’s)

	For the Years Ended December 31,

	2003	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$23,897	$(14,393)	$16,576
Cumulative effect of a change in accounting principle	—	47,388	—

Income before the cumulative effect of a change in accounting principle	23,897	32,995	16,576
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Loss on disposal of operating assets	2,160	296	147
Realized investment losses	1,729	3,544	2,211
Depreciation	18,223	17,063	16,049
Amortization of intangibles	239	699	15,921
Amortization of program rights	7,214	7,281	7,937
Cash paid for program rights	(7,097)	(7,499)	(7,873)
Provision for deferred income taxes	2,153	11,900	9,497
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(295)	(2,034)	526
Other assets	4,049	17,638	42,865
Accounts payable and accrued expenses	888	4,757	(52,479)
Accrued income taxes	3,874	—	(128,254)
Unearned revenue	6,165	4,756	881
Other liabilities	(73)	(293)	(245)
All other operating activities, net	(1,426)	695	743

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	61,700	91,798	(75,498)

INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(21,971)	(24,704)	(13,853)
Proceeds from sale of property, plant, and equipment	262	385	750
Investment securities sold	—	8,083	2,755
Investment securities acquired	(5,900)	(13,110)	(12,502)
Proceeds from sale of investment properties	3,578	1,619	2,010

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(24,031)	(27,727)	(20,840)

FINANCING ACTIVITIES
Dividends paid	(18,405)	(17,276)	(17,290)
Stock issued for employee benefit and compensation programs	1,579	914	9,756
Repurchase of common stock	(26,583)	(15,281)	(9,642)

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	(43,409)	(31,643)	(17,176)

INCREASE (DECREASE) IN CASH	(5,740)	32,428	(113,514)
Cash at beginning of year	67,917	35,489	149,003

CASH AT END OF YEAR	$62,177	$67,917	$35,489

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE LIBERTY CORPORATION AND SUBSIDIARIES

1. Nature of Operations

     The Liberty Corporation and Subsidiaries, (“Liberty” or “the Company”), through its operating subsidiary, Cosmos Broadcasting (“Cosmos”), owns fifteen network-affiliated television stations (“the stations”), principally located in the South and Midwest. In addition, Cosmos owns Cable Vantage, a cable advertising sales subsidiary, and Broadcast Merchandising Corporation, a professional broadcast equipment dealership.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements of The Liberty Corporation and Subsidiaries include the accounts of the Company after elimination of all significant intercompany balances and transactions.

     Variable interest entities are accounted for in accordance with Interpretation of Financial Standards (“FIN”) No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). The Interpretation requires the consolidation of entities by the party that is determined to be the “primary beneficiary” (as defined in FIN 46), as a result of its ownership, contractual or other financial interests in another entity. The Company has evaluated each of its investments to determine if consolidation of the investee company would be required. This analysis required the Company to use a number of estimates. These estimates include, among other things, the future cash flows to be generated by the investee company, terminal multiples for assumed liquidation values, and discount rates to be used in present value calculations. Based on these analyses, it was determined that one investment meets the definition of a “variable interest entity”, but that the Company is not the “primary beneficiary” of this entity, and as such none of the Company’s investments should be consolidated at December 31, 2003, or any time prior to that date.

Variable Interest Entities

     As noted above, the Company performed an evaluation of its investments to determine if any investee companies were “variable interest entities” as defined by FIN 46. One investment was determined to be a variable interest entity. Liberty is a third party investor of the variable interest entity and has no other relationship with it or its management. The investee company is engaged in the development of digital entertainment to be viewed at existing movie theaters. Liberty acquired its interests from time to time since 2002 through the purchase of convertible notes. As of December 31, 2003, the carrying value of those notes, and the associated accrued interest, was approximately $4.9 million. Liberty’s maximum exposure to loss as a result of its involvement with this entity is limited to the value of its investment.

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

Cash and Cash Equivalents

     The Company includes with cash and cash equivalents all highly liquid investments which mature within three months of the date of acquisition. The Company routinely enters into repurchase agreements with banks whereby the Company makes overnight purchases of government securities using its available cash balances. The following day, the bank is required to repurchase the investments from the Company. The Company generally does not require collateral for these investments. Overnight investments of $15,772,000 and $9,309,000 were included in cash and cash equivalents at December 31, 2003 and 2002, respectively.

Receivables

     Receivables, net of allowance for doubtful accounts, are carried at cost, which approximates fair value. The Company calculates its allowance for doubtful accounts based on an estimation process. The Company uses a mathematical calculation coupled with the specific identification of certain accounts to estimate its allowance for doubtful accounts. Estimates of the likelihood of collection are made based on a multi-year historical average of the actual collections experience at each station. The Company charges accounts receivable off against its allowance for doubtful accounts when it deems them to be uncollectible on a specific identification basis.

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

FCC Licenses and Goodwill

     FCC licenses and goodwill are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142, which the Company adopted during the first quarter of 2002, requires that intangible assets with indefinite lives and goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This review for impairment, performed at least annually, requires management to make certain estimates to determine the estimated fair value of its individual stations and its station group as a whole. These estimates include, among other things, the future cash flows to be generated by its stations, terminal multiples for assumed station sales, discount rates to be used in present value calculations, assumed values for fixed assets and network affiliation contracts, and assumed future capital expenditure levels. Actual results and future market conditions could differ from the estimates and assumptions used.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE LIBERTY CORPORATION AND SUBSIDIARIES

Program Contract Obligations

     Program contract obligations represent the gross amounts to be paid to program suppliers over the life of the contracts. Program rights acquired through the assumption of program contract obligations were approximately $7,345,000 and $7,036,000 for 2003 and 2002, respectively. Commitments for license agreements that were executed but were not reported in the accompanying balance sheets because they were not available for broadcast were $12,815,000 and $9,266,000 for 2003 and 2002, respectively.

Property, Plant, and Equipment

     Property, plant, and equipment are recorded at cost. Depreciation over the estimated useful lives of the properties is determined principally using the straight-line method with lives ranging from 3 to 30 years. During the fourth quarter of 2003, the Company changed the estimates of the useful lives used to account for back-up and redundant equipment. The new estimate results in the retirement of all assets that have not been utilized in the last twelve to twenty-four months. The changes in estimates resulted in a charge of $671,000 in the fourth quarter of 2003.

Station Revenues

     Station revenues are generated primarily from the sale of television advertising time, and are recognized in the period during which the advertising spots are aired. Station revenues are presented net of agency commissions of $31,625,000, $34,147,000, and $27,322,000 in 2003, 2002, and 2001, respectively. Station revenues also include revenues from the sale of advertising space on the stations’ internet web sites and from network affiliation contracts. Revenues from internet advertising and network affiliation contracts are recognized as earned over the lives of the contracts. Cash payments received in excess of revenue earned to-date on network affiliation contracts are recorded as unearned revenue.

Cable Advertising Revenues

     Cable advertising revenues are generated primarily from assisting local cable operators with the sale of commercial time available in cable network programs. Revenues are recognized in the period during which the advertising spots sold by the Company are aired by the local cable operator. Cable advertising and other revenues are presented net of commissions of $2,651,000, $2,712,000, and, $1,636,000 in 2003, 2002, and 2001, respectively.

Concentration of Credit Risk

     Significant portions of the Company’s accounts receivable are due from local and national advertising agencies. Such amounts are generally unsecured.

Barter Transactions

     Revenue from barter transactions is recognized when advertisements are broadcast. Barter revenue is recognized based on the fair value of merchandise or services received by the Company. Revenue from barter transactions was $3,576,000, $2,976,000, and $3,198,000 for the years 2003, 2002, and 2001, respectively.

     Merchandise or services received are charged to cost and expense when received or used. Expense related to barter transactions was $3,320,000, $3,079,000, and $3,113,000 for the years 2003, 2002, and 2001, respectively.

Realized and Unrealized Investment Gains and Losses

     Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in net investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in net investment income.

     Realized gains and losses on the sale of real estate acquired for development and resale are included in net investment income. Realized gains and losses include write-downs for impaired values of investment assets. The Company establishes impairments on specific assets at the time the Company determines that the assets to have been impaired and the impairment can be estimated. In performing this determination, management utilizes mathematical models, market information, and valuation information supplied by investee companies to determine if an impairment exists.

Income Taxes

     Income taxes are computed using the liability method as required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and law that will be in effect when the differences are expected to reverse.

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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Please see Note 9 Stock Ownership and Stock Option Plans for a tabular presentation of this information and additional important disclosures regarding the Company’s equity compensation programs.

     The Company accounts for awards of restricted stock in accordance with SFAS No. 123. The Company recognizes compensation expense equal to the grant date fair value of the restricted stock awards as compensation expense over the vesting period of the restricted shares.

Reclassifications

     Reclassifications have been made in the 2002 and 2001 Consolidated Financial Statements to conform to the 2003 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE LIBERTY CORPORATION AND SUBSIDIARIES

3. Intangible Assets Subject to Amortization

     At December 31, 2003, the Company’s intangible assets subject to amortization were comprised of leases acquired through station purchases for space on certain of its towers and loan costs associated with the Company’s unused line of credit. At December 31, 2002, the Company’s intangible assets subject to amortization were comprised of leases acquired through station purchases for space on certain of its towers, non-compete agreements, and loan costs associated with the Company’s unused line of credit.

     Estimated amortization expense resulting from intangible assets subject to amortization for the five year period ending 2008 is expected to be as follows:

(In $000’s)	Estimated Amortization

2004	$171
2005	171
2006	170
2007	168
2008	167

4. FCC Licenses and Goodwill

     FCC licenses, network affiliations, and goodwill are accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142, which the Company adopted during the first quarter of 2002, requires that intangible assets with indefinite lives and goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company recorded $15.1 million ($9.4 million net of income taxes) of amortization expense related to intangibles that are no longer required to be amortized for the year ended December 31, 2001. In connection with the adoption of SFAS No. 142, the Company reduced the carrying value of its FCC licenses by $76.4 million ($47.4 million net of income taxes) as a cumulative effect of a change in accounting principle.

     The following table reconciles net income for the period ended December 31, 2001 as reported to the adjusted December 31, 2001 net income, had SFAS No. 142 been in effect as of January 1, 2001:

(In $000’s)	2003	2002	2001

Reported income from continuing operations	$23,897	$32,995	$16,576
Add back : Goodwill and indefinite lived intangible amortization (net of income taxes)	—	—	9,371

Adjusted income from continuing operations	$23,897	$32,995	$25,947

     The following tables reconcile basic and diluted earnings per share as reported at December 31, 2001, to the adjusted December 31, 2001 basic and diluted earnings per share, had SFAS No. 142 been in effect as of January 1, 2001:

	2003	2002	2001

Basic earnings per share:
Reported basic earnings per share from continuing operations	$1.25	$1.68	$0.85
Add back : Goodwill and indefinite lived intangible amortization (net of income taxes)	—	—	0.48

Adjusted basic earnings per share from continuing operations	$1.25	$1.68	$1.33

	2003	2002	2001

Diluted earnings per share:
Reported diluted earnings per share form continuing operations	$1.24	$1.68	$0.84
Add back : Goodwill and indefinite lived intangible amortization (net of income taxes)	—	—	0.48

Adjusted diluted earnings per share from continuing operations	$1.24	$1.68	$1.32

     At December 31, 2003 and December 31, 2002, the Company’s intangible assets not subject to amortization were comprised of FCC licenses and Goodwill. The Company includes these assets in the broadcasting segment in Note 15.

5. Investments and Other Assets

     The Company had no sales of available-for-sale securities during 2003. The Company realized $401,000 and $1,053,000 in gains on the sale of available-for-sale securities in 2002, and 2001, respectively. The Company realized $147,000 and $15,000 in losses on the sale of available-for-sale securities in 2002, and 2001, respectively. Gains and losses on the sale of available-for-sale securities are reported in net investment income on the face of the income statement.

     The major classifications of investments and other assets are as follows:

	December 31,
(In $000’s)	2003	2002

Private equity investments	$11,629	$10,556
Private debt securities	16,774	11,528
Real estate related investments	2,687	6,306
Investments in venture capital funds	5,733	7,258
Investments in low income housing tax credits	5,310	6,343
Other	2,665	2,171

Total investments and other assets	$44,798	$44,162

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE LIBERTY CORPORATION AND SUBSIDIARIES

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

     Investments are generally held in the Corporate segment and are reported on the following basis:

•	Private equity investments, all of which represent a voting interest of less than 20%, are carried at cost, which includes provisions for impaired value when appropriate.

•	Private debt securities classified as available-for-sale are stated at fair value with unrealized gains and losses, after adjustment for deferred income taxes, reported directly in shareholders’ equity in accumulated other comprehensive income (loss). Fair values for private debt securities are estimated by discounting the expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

•	Real estate related investments consist primarily of residential land and lots in various stages of development and completion, and receivables related to prior land sales. The Company’s real estate properties were held for sale at December 31, 2003 and 2002, and accordingly are carried at the lower of cost or fair market value less costs to sell.

•	Investments in venture capital funds are generally carried at cost, which includes provisions for impaired value where appropriate.

•	Investments in low income housing tax credits are accounted for using the cost method, in accordance with Emerging Issues Task Force 94-1 “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects”. Under the cost method, any excess of the carrying amount of the investment over its estimated residual value is amortized over the remaining period during which the Company is to receive tax credits.

     Certain of the Company’s private equity and debt securities have conversion, anti-dilution, demand registration, and other features typical for instruments of these types. In addition, certain of these instruments have warrants attached that, if exercised, would allow the Company to purchase additional shares in certain of its investee companies at predetermined prices. These securities have maturities of two years or less.

     See Note 13 Fair Values of Financial Instruments for further discussion of the methods used to estimate the fair values of the Company’s financial instruments.

6. Revolving Credit Facility

     In March 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. The Company renewed the facility for an additional year on substantially similar terms on May 20, 2002 and May 19, 2003. No amounts have been drawn on this facility since inception. At the end of the term of the facility, any outstanding principal and interest will come due, unless the bank, in its sole discretion, otherwise extends the facility. The facility provides that the funds drawn may be used for working capital and other general corporate purposes, capital expenditures, repurchases of common stock, acquisitions, and investments. Subsequent to December 31, 2003, the Company renewed the $100 million credit facility on substantially similar terms, extending its maturity date to May 18, 2005.

     The Company had no outstanding debt, nor interest expense, during 2003, 2002, or 2001.

7. Shareholders’ Equity

     The Company has adopted a Shareholder Rights Plan and declared a dividend of one preferred stock purchase right for each outstanding share of common stock. Upon becoming exercisable, each right entitles the holder to purchase for a price of $150.00 one one-hundredth of a share of Series A Participating Cumulative Preferred Stock. All of the rights may be redeemed by the Company at a price of $0.01 per right until ten business days (or such later date as the Board of Directors determines) after the public announcement that a person or group has acquired beneficial ownership of 20 percent or more of the outstanding common shares (“Acquiring Person”). Upon existence of an Acquiring Person, the Company may redeem the rights only with the concurrence of a majority of the directors not affiliated with the Acquiring Person. The rights, which do not have voting power and are not entitled to dividends, expire on August 7, 2010. The rights are not exercisable until ten business days after the public announcement that a person has become an Acquiring Person or after the commencement of a tender offer or exchange offer if, upon consummation, such person or group would become an Acquiring Person. If, after the rights become exercisable, the Company becomes involved in a merger or certain other major corporate transactions, each right will entitle its holder, other than the Acquiring Person, to receive common shares with a deemed market value of twice such exercise price. There are 10,000,000 shares of preferred stock, no par value per share authorized for issuance. At December 31, 2003 and December 31, 2002, there were 140,000 shares of preferred stock that were reserved for issuance in connection with the Shareholder Rights Plan.

     The Company repurchased through negotiated transactions and in the open market 625,600, 404,400, and 240,000 common shares during 2003, 2002, and 2001, respectively.

     The components of unrealized appreciation on fixed maturity securities available for sale and equity securities in the balance sheet caption Unrealized Investment Gains and Losses (see Note 14) as of December 31 are as follows:

(In $000s)	2003	2002

Carrying value of securities	$16,774	$7,279
Amortized cost of securities	(16,390)	(7,000)

Net unrealized appreciation (depreciation)	384	279
Deferred income taxes	(146)	(106)

Total	$238	$173

8. Employee Benefits

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

     The information presented in this footnote does not reflect the Medicare Prescription Drug Improvement and Modernization Act of 2003 signed into law December 8, 2003. Specifically, the measures of the Accumulated Postretirement Benefit Obligation and the Net Periodic Postretirement Benefit cost shown do not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE LIBERTY CORPORATION AND SUBSIDIARIES

reflect this ACT. Specific authoritative guidance on the accounting treatment of the Act is pending and upon issuance, may require a change in previously reported information.

The information set forth in the tables below is based upon a measurement date of December 31, of each respective year. Net periodic postretirement benefit cost included the following components:

(In $000s)	2003	2002	2001

Service cost	$27	$29	$26
Amortization of prior service cost	2	3	3
Amortization of actuarial net gain	—	(3)	(3)
Interest cost	111	137	163

Net periodic postretirement benefit cost	$140	$166	$189

     The following schedule reconciles the accumulated postretirement benefit obligation included in other liabilities on the balance sheets as of December 31:

(In $000’s)	2003	2002

Benefit obligation at beginning of year	$1,723	$1,979
Service cost	27	29
Interest cost	111	137
Plan participants’ contributions	165	156
Benefits paid	(407)	(305)
Actuarial gain (loss )	640	(273)

Benefit obligation at end of year	$2,259	$1,723

     The following schedule reconciles the status of the Company’s plan with the unfunded postretirement benefit obligation included in its balance sheets at December 31:

(In $000’s)	2003	2002

Funded status	$2,259	$1,723
Unrecognized prior service cost	(18)	(21)
Unrecognized net gain (loss)	(488)	152

Accrued postretirement benefit obligation	$1,753	$1,854

     The weighted-average discount rate is 6.25% and 6.75% for 2003 and 2002, respectively. At December 31, 2003, a 5.5% annual rate of increase in the per capita cost of covered medical benefits was assumed for 2004. The rate was to remain at 5.5% in 2004 and thereafter. At December 31, 2002, a 5.5% annual rate of increase in the per capita cost of covered medical benefits was assumed for 2003. The rate was to remain at 5.5% in 2003 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plans. The Company expects its contributions to the Plan for the year 2004 to be approximately $226,000.

     A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In $000’s)	1% Increase	1% Decrease

Effect on total of service and interest rate components	$1	$(1)
Effect on postretirement benefit obligation	$6	$(6)

     The Company has a retirement and savings plan for substantially all of its employees. The Plan has features of both a profit sharing plan and a voluntary thrift plan qualified under Section 401(k) of the Internal Revenue Code. The profit sharing component of the Plan allows for contributions to be made to the Plan at the discretion of the Board of Directors, of which up to 50% may be made in the form of Company common stock. Contributions for this component of the Plan were $2,997,000, $3,022,000, and $2,975,000 in 2003, 2002, and 2001, respectively. The 401(k) component of the Plan allows employees to contribute to the Plan and the Company will make a matching contribution of up to 3% of the employees’ compensation. The Company’s matching contribution percentage may be changed at the discretion of the Company’s Board of Directors. The Company’s contributions for this component of the Plan were $1,619,000, $1,551,000, and $1,214,000 in 2003, 2002, and 2001, respectively.

9. Stock Ownership and Stock Option Plans

     The Company has a Performance Incentive Compensation Program (the “Program”) which provides that the Compensation Committee of the Board of Directors may grant: (a) incentive stock options within the meaning of Section 422 of the Internal Revenue Code; (b) non-qualified stock options; (c) performance units; (d) awards of restricted shares of the Company’s common stock; (e) awards of unrestricted shares of the Company’s common stock; (f) phantom stock units; (g) or any combination of the foregoing to outside directors, officers and key employees provided, however, that non-employee directors are not eligible to receive incentive stock options. Only common stock, not to exceed 5,000,000 shares, may be delivered under the Program; shares so delivered will be made available from the authorized but unissued shares or from shares reacquired by the Company, including shares purchased in the open market. The aggregate number of shares that may be acquired by any participant in the Program is limited to a maximum of 400,000 stock options during a single calendar year and a maximum of 100,000 shares of other stock-based awards during a single calendar year. As of December 31, 2003, 51 employees, officers and outside directors were participants in the Program.

     Restricted shares awarded to participants under the Program generally vest either in equal annual installments or as a lump sum, generally over a five-year period commencing on the date the shares are awarded. Vesting of restricted shares may be contingent on the achievement of certain performance goals as established by the Compensation Committee at the time of the grant. Non-vested shares may not be assigned, transferred, pledged or otherwise encumbered or disposed of. During the applicable restriction period, the Company retains possession of the restricted shares. Participants are entitled to dividends and voting rights with respect to the restricted shares.

     Stock options under the Program are issued at least at 100% of the market price on the date of grant, are vested over such period of time, which generally may not be less than one year, as may be established by the Compensation Committee, and expire no more than ten years after the grant.

     Of the non-qualified options outstanding, 562,958 were exercisable at December 31, 2003; 454,259 were exercisable at December 31, 2002; and 305,278 were exercisable at December 31, 2001. The options expire on various dates beginning May 7, 2004, and ending June 13, 2012.

     In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company has elected to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE LIBERTY CORPORATION AND SUBSIDIARIES

follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for awards of restricted shares. Expense is recognized over the vesting period of the restricted shares. Expense related to restricted shares totaled $1,928,000, $990,000, and $757,000 for the years ended December 31, 2003, 2002, and 2001 respectively.

     Under APB No. 25, because the exercise price of the Company’s employee stock options at least equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and is determined as if the Company accounted for its employee stock options under the fair value method of that statement.

     The Company granted no stock options during 2003. The weighted average grant-date estimated fair value of grants during 2002 and 2001 using a Black-Scholes option valuation model, and the weighted average assumptions used to determine the estimated fair value were as follows:

	2002	2001

Estimated fair value	$9.55	$8.27
Underlying assumptions used to determine estimated fair value:
Risk free interest rate	4.40%	4.88%
Dividend yield	2.2%	2.6%
Expected stock price volatility	0.23	0.23
Weighted average expected life	6 years	7 years

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

(In $000’s, except per share amounts)	2003	2002	2001

Stock-based compensation cost included in net income (net of taxes)	$1,205	$619	$469

Net income (loss):
As Reported	$23,897	$(14,393)	$16,576
Pro forma compensation expense (net of taxes)	(774)	(901)	(688)

Pro forma net income (loss)	$23,123	$(15,294)	$15,888

Basic Earnings (Loss) per Share:
As Reported	$1.25	$(0.73)	$0.85
Pro forma	1.21	(0.78)	0.81
Diluted Earnings (Loss) per Share:
As Reported	$1.24	$(0.73)	$0.84
Pro forma	1.20	(0.78)	0.81

     The following table summarizes activity in the Program during the three years ending December 31, 2003:

			Non-Qualified
	Restricted Shares		Stock Options

		Market
	Number	Price at		Average
	of	Date	Number	Exercise
	Shares	Given	of Options	Price

Outstanding at January 1, 2001	—		1,005,925	$37.86
Awarded	125,000	$35.55	857,000	$33.54
Vested	—	—
Exercised			(326,180)	$29.91
Forfeited	—	—	(392,207)	$43.57

Outstanding at December 31, 2001	125,000		1,144,538	$34.94
Awarded	32,500	$34.00	35,100	$39.50
Vested	(25,000)	$35.55
Exercised			(27,344)	$33.44
Forfeited	—	—	(4,550)	$45.50

Outstanding at December 31, 2002	132,500		1,147,744	$35.07
Awarded	60,300	$42.07
Vested	(46,300)	$39.98
Exercised			(45,184)	$34.99
Forfeited	—	—	(68,350)	$34.83

Outstanding at December 31, 2003	146,500		1,034,210	$35.09

     The following table summarizes information concerning currently outstanding and exercisable stock options:

		Wtd.	Wtd.		Wtd.
	Number	Avg.	Avg.	Number	Avg.
Range of	Out-	Remaining	Exercise	Exercis-	Exercise
Exercise Prices	standing	Life	Price	able	Price

$25.75 - $29.99	15,000	0.39	$25.75	15,000	$25.75
$30.00 - $39.99	853,850	6.98	$33.81	382,598	$33.62
$40.00 - $51.88	165,360	3.93	$42.60	165,360	$42.60

Total or wtd. average	1,034,210	6.39	$35.09	562,958	$36.09

     At December 31, 2003, there were 669,138 shares of the Company’s stock reserved for future grants under the Program.

10. Provision for Income Taxes

     The provision for income taxes from continuing operations consists of the following:

(In $000’s)	2003	2002	2001

Current:
Federal	$10,614	$7,274	$—
State and local	1,572	622	663

Total current	12,186	7,896	663
Deferred:
Federal	2,052	10,960	8,747
State and local	101	940	750

Total deferred	2,153	11,900	9,497

Total tax provision	$14,339	$19,796	$10,160

Cumulative effect of a change in accounting principle	$—	$(29,045)	$—

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE LIBERTY CORPORATION AND SUBSIDIARIES

reporting purposes and the amounts used for income tax purposes. In addition, accruals for potential tax exposure items are included in the deferred income tax liabilities.

     Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2003 and 2002 are as follows:

(In $000’s)	2003	2002

Deferred tax liabilities:
Basis in fixed assets	$12,603	$11,837
Basis in intangible assets	91,272	88,243
Basis in partnerships	—	411

Total deferred tax liabilities	103,875	100,491
Deferred tax assets:
Bad debts	657	839
Net operating losses/tax credits/ capital losses	8,097	8,607
Employee benefits	3,936	1,582
Impairment of assets	357	2,046
Unearned revenue	4,458	2,178
Book over tax partnership losses	586	—
Other, net	—	550
Valuation reserves	(1,450)	(1,450)

Total deferred tax assets	16,641	14,352

Net deferred tax liability	$87,234	$86,139

     The following table reconciles income tax from continuing operations computed at the U.S. federal statutory tax rates to income tax expense:

(In $000’s)	2003	2002	2001

Federal income tax rate	35%	35%	35%
Rate applied to pre-tax income	$13,383	$18,476	$9,358
State taxes, net of federal tax benefit	2,118	2,275	1,503
Tax credits	(1,331)	(1,000)	(1,200)
Other	169	45	499

Provision for income taxes	$14,339	$19,796	$10,160

     As of December 31, 2003, the Company has federal operating loss carryforwards of approximately $1,277,000. These were acquired by the Company through the purchase of WWAY-TV in December, 1998, and expire in 2015. They will be utilized against future earnings, but are limited to $1,600,000 per year. The Company also has state operating loss carryforwards of approximately $122,883,000 expiring from 2004 to 2017. The Company utilized state operating loss carryforwards of approximately $21,460,000 and $27,000,000 in 2003 and 2002, respectively. Income taxes paid were approximately $8,176,000, $8,954,000, and $663,000 in 2003, 2002, and 2001, respectively.

11. Quarterly Results of Operations (Unaudited)

     During the fourth quarter of 2003, the Company changed the estimates of the useful lives used to account for back-up and redundant equipment. The new estimate results in the retirement of all assets that have not been utilized in the last twelve to twenty-four months. The change in estimate resulted in a charge of $671,000 in the fourth quarter of 2003.

     Quarterly results of operations for each of the years ended December 31, 2003 and 2002 are as follows:

	Quarter Ended 2003

(In $000’s, except per share data)	March 31	June 30	Sept. 30	Dec. 31

Net revenues	$43,929	$51,666	$49,075	$55,614
Operating income	$5,472	$11,512	$9,116	$12,484
Net income	$3,355	$6,792	$6,119	$7,631
Basic earnings per share	$0.17	$0.36	$0.32	$0.40
Diluted earnings per share	$0.17	$0.35	$0.32	$0.40

	Quarter Ended 2002

(In $000’s, except per share data)	March 31	June 30	Sept. 30	Dec. 31

Net revenues	$42,826	$51,805	$50,166	$61,881
Operating income	$6,592	$14,059	$11,596	$19,928
Income before the cumulative effect of a change in accounting principle	$4,088	$8,840	$7,177	$12,890
Cumulative effect of a change in accounting principle	$(47,388)	—	—	—
Net income (loss)	$(43,300)	$8,840	$7,177	$12,890
Basic earnings (loss) per share	$(2.21)	$0.45	$0.37	$0.66
Diluted earnings (loss) per share	$(2.19)	$0.44	$0.36	$0.66

12. Earnings Per Share

     The following tables reconcile the numerators and denominators for the basic and diluted earnings from continuing operations per share calculations for the years ended December 31, 2003, 2002, and 2001:

(In $000’s, except per share data)		Shares	Per
		(Denom-	Share
For the Year Ended 2003	Income (Numerator)	inator)	Amount

Basic EPS:
Income before the cumulative effect of a change in accounting principle available to common shareholders	23,898	19,123	$1.25

Effect of Dilutive Securities:
Stock options	—	125

Diluted EPS:
Income before the cumulative effect of a change in accounting principle available to common shareholders plus assumed conversions	$23,898	19,248	$1.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE LIBERTY CORPORATION AND SUBSIDIARIES

(In $000’s, except per share data)		Shares	Per
	Income	(Denom-	Share
For the Year Ended 2002	(Numerator)	inator)	Amount

Basic EPS:
Income before the cumulative effect of a change in accounting principle available to common shareholders	32,995	19,610	$1.68

Effect of Dilutive Securities:
Stock options	—	84

Diluted EPS:
Income before the cumulative effect of a change in accounting principle available to common shareholders plus assumed conversions	$32,995	19,694	$1.68

(In $000’s, except per share data)		Shares	Per
	Income	(Denom-	Share
For the Year Ended 2001	(Numerator)	inator)	Amount

Basic EPS:
Income before the cumulative effect of a change in accounting principle available to common shareholders	16,576	19,581	$0.85

Effect of Dilutive Securities:
Stock options	—	99
Diluted EPS:
Income before the cumulative effect of a change in accounting principle available to common shareholders plus assumed conversions	$16,576	19,680	$0.84

     The diluted income from continuing operations per common share calculation excludes the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect.

13. Fair Values of Financial Instruments

     SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires the disclosure of the estimated fair value of all financial instruments, including both assets and liabilities, unless specifically exempted. The following methods were used to estimate the fair values of the Company’s financial instruments.

•	Cash and cash equivalents: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

•	Receivables, income taxes receivable, and accounts payable: The carrying amounts reported in the balance sheet for these instruments approximate their fair value due to the short maturity of these items.

•	Program contract obligations: Fair values on program contract obligations are estimated to approximate their carrying value as a result of their short term nature.

•	Private debt securities: The carrying amounts reported in the balance sheet for these securities approximate their fair value. Fair values are estimated by discounting the expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

•	Marketable equity securities: The fair values for the available-for-sale marketable equity securities are based on quoted market prices.

•	Investments in private equity securities, venture capital funds, and low income housing tax credits: The Company determined that it was not practicable to estimate the fair values of its private equity, venture capital and low income housing tax credit investments because of a lack of primary and secondary market prices and the inability to estimate fair values without incurring excessive costs.

14. Comprehensive Income

     The components of other comprehensive income (loss) and the related tax effects, for the years 2003, 2002, and 2001 are as follows:

(In $000’s)		Income
	Amount	Tax	Amount
For the Year Ended	Before	(Expense)	Net of
December 31, 2003	Taxes	Benefit	Taxes

Unrealized gain on available for sale securities	$384	$(146)	$238
Less: reclassification adjustment for losses realized in net income	—	—	—

Net unrealized income (loss)	$384	$(146)	$238

Total comprehensive income (loss)	$384	$(146)	$238

(In $000’s)		Income
	Amount	Tax	Amount
For the Year Ended	Before	(Expense)	Net of
December 31, 2002	Taxes	Benefit	Taxes

Unrealized gain on available for sale securities	$380	$(144)	$236
Less: reclassification adjustment for losses realized in net income	(101)	38	(63)

Net unrealized income (loss)	$279	$(106)	$173

Total comprehensive income (loss)	$279	$(106)	$173

(In $000’s)		Income
	Amount	Tax	Amount
For the Year Ended	Before	(Expense)	Net of
December 31, 2001	Taxes	Benefit	Taxes

Unrealized gain on available for sale securities	$1,029	$(391)	$638
Less: reclassification adjustment for gains realized in net income	(1,130)	429	(701)

Net unrealized income	$(101)	$38	$(63)

Total comprehensive income (loss)	$(101)	$38	$(63)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE LIBERTY CORPORATION AND SUBSIDIARIES

15. Segment Information

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

     The following tables summarize financial information by segment for the periods ended December 31, 2003, 2002, and 2001, respectively:

(In $000’s)
As of and For the Year			Corporate
Ended December 31, 2003	Broadcasting	Cable	& Other	Total

Revenues (net of commissions)	$184,636	$15,334	$314	$200,284
Expenses:
Operating	115,799	12,800	14,639	143,238
Depreciation and amortization	16,170	544	1,748	18,462

Total operating expenses	131,969	13,344	16,387	161,700
Operating income (loss)	52,667	1,990	(16,073)	38,584
Net investment income (loss)			(348)	(348)

Income before income taxes and the cumulative effect of a change in accounting principle				$38,236

Segment assets	$599,089	$4,489	$58,687	$662,265
Expenditures for property, plant, and equipment	$20,755	$289	$927	$21,971

(In $000’s)
As of and For the Year			Corporate
Ended December 31, 2002	Broadcasting	Cable	& Other	Total

Revenues (net of commissions)	$190,452	$15,816	$410	$206,678
Expenses:
Operating	109,655	12,916	14,170	136,741
Depreciation and amortization	15,813	623	1,326	17,762

Total operating expenses	125,468	13,539	15,496	154,503
Operating income (loss)	64,984	2,277	(15,086)	52,175
Net investment income (loss)			616	616

Income before income taxes and the cumulative effect of a change in accounting principle				$52,791

Segment assets	$600,419	$4,683	$65,649	$670,751
Expenditures for property, plant, and equipment	$21,472	$253	$2,979	$24,704

(In $000’s)
As of and For the Year			Corporate
Ended December 31, 2001	Broadcasting	Cable	& Other	Total

Revenues (net of commissions)	$165,211	$12,144	$1,076	$178,431
Expenses:
Operating	100,403	11,434	11,974	123,811
Depreciation and amortization	29,453	635	1,882	31,970

Total operating expenses	129,856	12,069	13,856	155,781
Operating income (loss)	35,355	75	(12,780)	22,650
Net investment income (loss)			4,086	4,086

Income before income taxes and the cumulative effect of a change in accounting principle				$26,736

Segment assets	$597,251	$5,006	$127,938	$730,195
Expenditures for property, plant, and equipment	$10,734	$643	$2,476	$13,853

16. Commitments and Contingencies

     The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. It is the opinion of management and legal counsel that these actions will not have a material effect on the financial position or results of operations of the Company. The Company has lease agreements for broadcast, data processing, and telephone equipment, along with rent for certain office space. Most of these agreements have optional renewal provisions covering additional periods of one to ten years. All leases were made in the ordinary course of business and contain no significant restrictions or obligations. Annual rental expense amounted to approximately $1,343,000 $1,023,000 and $871,000 in 2003, 2002, and 2001, respectively.

     Future commitments under operating leases are shown below:

Year	(In $000’s)

2004	$417
2005	352
2006	193
2007	5
2008	4
Thereafter	7

Total	$978

     The Company has also entered into commitments for various television programming rights for which the license periods have not yet commenced. See the caption “Program Contract Obligation” included in Note 2 for further details.

     The Company also has committed to make certain investments in its venture capital funds when called by the fund’s manager and to provide additional financing related to certain of its private debt holdings. The Company anticipates additional funding related to its venture capital portfolio of $1,038,000 over the next one to three years, and funding of its private debt and equity holdings of approximately $450,000 during 2004.

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

     We have audited the accompanying consolidated balance sheets of The Liberty Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Liberty Corporation and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements and schedule taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 4 to the consolidated financial statements, the Company was required to adopt Financial Accounting Standards Statement No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002, and accordingly changed its method of accounting for goodwill and other intangible assets.

Greenville, South Carolina
February 3, 2004

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

               None.

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning Directors of the Company is contained in The Liberty Corporation Proxy Statement for the May 4, 2004 Annual Meeting of Shareholders and is incorporated in this Item 10 by reference.

     Executive Officers

     The following is a list of the Executive Officers of the Registrant indicating their age and certain biographical data.

W. HAYNE HIPP, Age 64
Chairman of the Board of Liberty since May, 1995
Chairman of the Board of Cosmos since May, 1995
Chief Executive Officer of Liberty since January, 1979

HOWARD L. SCHROTT, Age 49
Chief Financial Officer of Liberty since January, 2001
Chief Financial Officer of Wink Communications Inc., a provider of complete end-to-end systems for low-cost electronic commerce on television, from May, 1999 to December, 2000
Chief Financial Officer of Emmis Communications Corporation, a diversified media company, from 1991, to May, 1999

JAMES M. KEELOR, Age 61
President of Liberty since February, 2002
President of Cosmos since February, 1992
Vice President, Operations, of Cosmos from December, 1989 to February, 1992

MARTHA G. WILLIAMS, Age 62
Vice President, General Counsel & Secretary of Liberty since January, 1982
Secretary and Counsel of Cosmos since February, 1982

JONATHAN W. NORWOOD, Age 35
Controller of Liberty since April, 2001
Chief Financial Officer of TeamVest, a provider of 401(k) retirement plan services, from January, 2000 to
March, 2001
Director of Finance of TeamVest from March, 1996 to December, 1999

Item 11. Executive Compensation

     Information concerning Executive Compensation and transactions is contained in The Liberty Corporation Proxy Statement for the May 4, 2004 Annual Meeting of Shareholders and is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information concerning Security Ownership of Certain Beneficial Owners and Management is contained in The Liberty Corporation Proxy Statement for the May 4, 2004 Annual Meeting of Shareholders and is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions

     Information concerning Certain Relationships and Related Transactions is contained in The Liberty Corporation Proxy Statement for the May 4, 2004 Annual Meeting of Shareholders and is incorporated in this Item 13 by reference.

Item 14. Principal Accounting Fees and Services

     Information concerning Principal Accounting Fees and Services is contained in The Liberty Corporation Proxy Statement for the May 4, 2004 Annual Meeting of Shareholders and is incorporated in this Item 14 by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1) and (2). List of Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of The Liberty Corporation and Subsidiaries for the three years ended December 31, 2003 are submitted in Part II, Item 8 of this report:

          Consolidated Balance Sheets - December 31, 2003 and 2002

          Consolidated Statements of Income - For the three years ended December 31, 2003

          Consolidated Statements of Shareholders’ Equity - For the three years ended December 31, 2003

          Consolidated Statements of Cash Flows - For the three years ended December 31, 2003

          Notes to Consolidated Financial Statements - December 31, 2003

          Report of Independent Auditors

     The following consolidated financial statement schedule of The Liberty Corporation and Subsidiaries is included in Item 15(d):

               II -   Valuation and Qualifying Accounts and Reserves

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission, but which are excluded from this report, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3). List of Exhibits

3.1	Restated Articles of Incorporation, as amended through May 6, 1997 (filed with the Registrant’s Quarterly Report on Form 10Q/A for the period ended March 31, 1997 and incorporated herein by reference)

3.2	Bylaws, as amended through August 3, 1999, filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

4.1	See Articles 4, 5, 7 and 9 of the Company’s Restated Articles of Incorporation (filed as Exhibit 3.1) and Articles I, II and VI of the Company’s Bylaws (filed as Exhibit 3.2).

4.2	See the Form of Rights Agreement dated as of August 7, 1990 between The Liberty Corporation and The Bank of New York, as Rights Agent, which includes as Exhibit B thereto the form of Right Certificate (filed as Exhibits 1 and 2 to the Registrant’s Form 8-A, dated August 10, 1990, and incorporated herein by reference) with respect to the Rights to purchase Series A Participating Cumulative Preferred Stock, and the Registrant’s Form 8-A, dated October 12, 2000 amending the Form of Rights Agreement to, among other things, extend the expiration date to August 7, 2010, also incorporated herein by reference.

4.3	See Credit Agreement dated March 21, 2001 (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2001, and incorporated herein by reference) and the related Fourth Amendment To Credit Agreement dated May 19, 2003 (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003, and incorporated herein by reference)

10.1	See Credit Agreement dated March 21, 2001, and the related Fourth Amendment to Credit Agreement dated May 19, 2003, (filed as Exhibit 4.3).

10.2	The Liberty Corporation Performance Incentive Compensation Program, as amended and restated on February 1, 2000, filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

11.	The Liberty Corporation and Subsidiaries Consolidated Earnings per Share Computation included in Note 12 of the “Notes to Consolidated Financial Statements” filed on page 28 of this report.

21.	The Liberty Corporation and Subsidiaries, List of Subsidiaries

23.	Consent of Independent Auditors

24.	Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant’s 10-K filed for the years ended December 31, 1983, 1985, 1989, 1994, 1995, 1996, 1997 1998, 1999, 2000, and 2001.

31.	Rule 13a-14(a)/15d-14(a) Certifications

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b). Reports on Form 8-K

The Company furnished a current report on Form 8-K dated November 4, 2003 with respect to the press release announcing its third quarter 2003 operating results.

The Company furnished a current report on Form 8-K dated November 4, 2003 with respect to The Liberty Corp. declaring a regular quarterly dividend of 24 cents per share on its common stock, payable on January 5, 2004 to shareholders of record on December 15, 2003

The Company furnished a current report on Form 8-K dated November 17, 2003 announcing its negotiation and intention to enter into certain agreements with GNS Media Evansville, Inc. (“GNS”). These agreements between Liberty and GNS are contingent upon the closing of GNS’ acquisition of WTVW, the FOX affiliate in Evansville, Indiana.

(c). Exhibits Filed With This Report

11.	The Liberty Corporation and Subsidiaries Consolidated Earnings per Share Computation included in Note 12 of the “Notes to Consolidated Financial Statements” filed on pages 28-29 of this report.

21.	The Liberty Corporation and Subsidiaries, List of Subsidiaries

23.	Consent of Independent Auditors

31.	Rule 13a-14(a)/15d-14(a) Certifications

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d). Consolidated Financial Statement Schedule Filed With This Report

               II-   Valuation and Qualifying Accounts and Reserves - For the Three Years Ended December 31, 2003

THE LIBERTY CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE THREE YEARS ENDED DECEMBER 31, 2003
(In $000’s)

		Additions

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End
Deducted From Asset Accounts	of Period	Expenses	Accounts	Deductions		of Period

Year Ended December 31, 2003
Accounts receivable - reserve for bad debts	$1,963	$757	$—	$982	(a)	$1,738

Deferred income taxes - reserve for deferred tax assets	$1,450	$—	$—	$—		$1,450

Year Ended December 31, 2002
Accounts receivable - reserve for bad debts	$2,250	$1,215	$—	$1,502	(a)	$1,963

Deferred income taxes - reserve for deferred tax assets	$1,450	$—	$—	$—		$1,450

Year Ended December 31, 2001
Accounts receivable - reserve for bad debts	$2,218	$1,127	$—	$1,095	(a)	$2,250

Deferred income taxes - reserve for deferred tax assets	$—	$1,450	$—	$—		$1,450

Notes:

(a) Uncollectible accounts written off, net of recoveries.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, as of the 1st day of March, 2004.

THE LIBERTY CORPORATION	By:	/s/ Hayne Hipp

Registrant		Hayne Hipp
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 1st day of March, 2004.

By:	/s/ Howard L. Schrott	*By:	/s/ Frank E. Melton

	Howard L. Schrott		Frank E. Melton
	Chief Financial Officer		Director

*By:	/s/ Edward E. Crutchfield	*By:	/s/ John H. Mullin III

	Edward E. Crutchfield		John H. Mullin III
	Director		Director

*By:	/s/ John R. Farmer	*By:	/s/ J. Thurston Roach

	John R. Farmer		J. Thurston Roach
	Director		Director

By:	/s/ Hayne Hipp	*By:	/s/ Eugene E. Stone, IV

	Hayne Hipp		Eugene E. Stone, IV
	Director		Director

*By:	/s/ William O. McCoy	*By:	/s/ William B. Timmerman

	William O. McCoy		William B. Timmerman
	Director		Director

		*By:	/s/ Martha G. Williams

*Martha G. Williams, as
Special Attorney in Fact

Annual Report on Form 10-K
The Liberty Corporation
December 31, 2003

Index to Exhibits

		Page
	EXHIBITS	Number
11.
The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation (incorporated herein by reference to Note 12 of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this report).
		28-29
21.	The Liberty Corporation and Subsidiaries, List of Significant Subsidiaries	39
23	Consent of Independent Auditors	40
31	Rule 13a-14(a)/15d-14(a) Certifications	41-42
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	43