Form 10-K/A
period 2003-12-31
LIBERTY CORP
filed 2004-03-04
CIK 59229

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

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

Explanatory Note
The Registrant hereby amends its annual report on Form 10-K for the year ended December 31, 2003, filed on March 3, 2004, solely to include the signature on page 31. This text was inadvertently omitted during the printing process. There are no other changes.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, as of the 4th day of March, 2004.

THE LIBERTY CORPORATION	By:	/s/ Hayne Hipp

Registrant		Hayne Hipp
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 4th day of March, 2004.

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