Form 10-Q
period 2004-03-31
LIBERTY CORP
filed 2004-05-04
CIK 59229

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

Number of shares Outstanding
Title of each class	as of March 31, 2004
Common Stock	18,697,399

PART I, ITEM 1

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	March 31,	December 31,
(In 000’s)	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,398	$62,177
Receivables (net of allowance for doubtful accounts)	36,007	42,364
Program rights	4,000	4,564
Prepaid and other current assets	3,308	3,013
Deferred income taxes	2,089	2,183

Total current assets	150,802	114,301
Property, plant, and equipment
Land	5,657	5,657
Buildings and improvements	51,334	48,969
Furniture and equipment	168,361	167,775
Less: Accumulated depreciation	(129,715)	(125,417)

	95,637	96,984
Intangible assets subject to amortization (net of $574 and $841 accumulated amortization in 2004 and 2003, respectively)	361	270
FCC licenses	304,525	304,525
Goodwill	101,387	101,387
Investments and other assets	43,286	44,798

Total assets	$695,998	$662,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,760	$19,283
Dividends payable	79,252	4,534
Program contract obligations	4,003	4,734
Accrued income taxes	212	3,874

Total current liabilities	96,227	32,425
Unearned revenue	11,336	11,802
Deferred income taxes	91,623	89,417
Other liabilities	6,922	6,621
Revolving credit facility	55,000	—

Total liabilities	261,108	140,265

Shareholders’ equity
Common stock	59,524	71,788
Unearned stock compensation	(4,080)	(4,405)
Retained earnings	379,227	454,379
Unrealized investment gains	219	238

Total shareholders’ equity	434,890	522,000

Total liabilities and shareholders’ equity	$695,998	$662,265

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(In 000’s, except per share data)	2004	2003
	(Unaudited)
REVENUES
Station revenues (net of commissions)	$44,600	$40,879
Cable advertising and other revenues	3,231	3,055

Net revenues	47,831	43,934
EXPENSES
Operating expenses	30,239	29,204
Amortization of program rights	1,735	1,716
Depreciation and amortization of intangibles	4,492	4,300
Corporate, general, and administrative expenses	3,303	3,242

Total operating expenses	39,769	38,462
Operating income	8,062	5,472
Net investment income (loss)	(650)	(104)
Interest expense	(20)	—

Income before income taxes	7,392	5,368
Provision for income taxes	2,772	2,013

NET INCOME	$4,620	$3,355

BASIC EARNINGS PER COMMON SHARE:	$0.25	$0.17
DILUTED EARNINGS PER COMMON SHARE:	$0.24	$0.17
Dividends per common share	$0.25	$0.24
Special dividend per common share	$4.00	$—

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In 000’s)	2004	2003
	(Unaudited)
OPERATING ACTIVITIES
Net income	$4,620	$3,355
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (Gain) on sale of operating assets	(17)	340
Realized investment losses	1,143	550
Depreciation	4,433	4,239
Amortization of intangibles	59	61
Amortization of program rights	1,735	1,716
Cash paid for program rights	(1,902)	(1,736)
Provision for deferred income taxes	2,300	216
Changes in operating assets and liabilities:
Receivables	6,357	7,837
Other assets	(282)	(1,311)
Accounts payable and accrued expenses	(4,882)	(5,827)
Accrued income taxes	(2,728)	—
Unearned revenue	(466)	(425)
Other liabilities	301	1,013
All other operating activities	(363)	(333)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,308	9,695
INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(3,110)	(8,918)
Proceeds from sale of property, plant, and equipment	41	—
Investments acquired	(500)	(4,000)
Proceeds from sale of investment properties	1,015	1,686

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,554)	(11,232)
FINANCING ACTIVITIES
Proceeds from borrowings	55,000	—
Dividends paid	(5,055)	(4,602)
Stock issued for employee benefit and compensation programs	3,553	631
Repurchase of common stock	(18,031)	(12,321)

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	35,467	(16,292)
INCREASE (DECREASE) IN CASH	43,221	(17,829)
Cash at beginning of period	62,177	67,917

CASH AT END OF PERIOD	$105,398	$50,088

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
March 31, 2004
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

The information included is not necessarily indicative of the annual results that may be expected for the year ended December 31, 2004, but does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In addition, the Company’s revenues are usually subject to seasonal fluctuations. The advertising revenues of the stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenues in even-numbered years tend to be higher as they benefit from advertising placed by candidates for political offices and demand for advertising time in Olympic broadcasts.

The December 31, 2003 financial information was derived from the Company’s previously filed 2003 Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in The Liberty Corporation annual report on Form 10-K for the year ended December 31, 2003.

2.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related income taxes, for the three month periods ended March 31, 2004 and 2003, respectively, are as follows:

	Three Months Ended
	March 31,
(In 000’s)	2004	2003
Net income	$4,620	$3,355
Unrealized gains (losses) on securities	(19)	69

Comprehensive income	$4,601	$3,424

3.	SEGMENT REPORTING

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

The following table summarizes financial information by segment for the three month periods ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
(In 000’s)	2004	2003
Revenues (net of commissions)
Broadcasting	$44,600	$40,879
Cable advertising	3,193	2,981
Other	38	74

Total net revenues	$47,831	$43,934

Income before income taxes
Broadcasting	$11,577	$9,192
Cable advertising	193	(101)
Corporate and other	(4,378)	(3,723)

Total income before income taxes	$7,392	$5,368

There were no material changes in assets by segment from those disclosed in the Company’s 2003 annual report. The goodwill that appears on the face of the balance sheet arose through the acquisition of certain television stations, and therefore has been assigned in its entirety to the Broadcasting segment.

4.	EMPLOYEE BENEFITS

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

The information presented in this footnote does not reflect the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) signed into law December 8, 2003. Specifically, the measures of Net Periodic Postretirement Benefit cost shown do not reflect this Act. Specific authoritative guidance on the accounting treatment of the Act is pending and upon issuance, may require a change in previously reported information.

Net periodic postretirement benefit cost included the following components:

	Three Months Ended
(In 000’s)	March 31,
	2004	2003
Service cost	$6	$7
Amortization of prior service cost	1	1
Amortization of actuarial net gain	5	—
Interest cost	34	27

Net periodic postretirement benefit cost	$46	$35

5.	EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share from continuing operations is as follows:

	Three Months Ended
(In 000’s except per share data)	March 31,
	2004	2003
Numerator – Earnings:
Net income	$4,620	$3,355
Effect of dilutive securities	—	—

Numerator for basic and diluted earnings per common share	$4,620	$3,355

Denominator – Average Shares Outstanding:
Denominator for basic earnings per common share – weighted average shares	18,739	19,243
Effect of dilutive securities:
Stock options	171	94

Denominator for diluted earnings per common share	18,910	19,337

Basic earnings per common share	$0.25	$0.17
Diluted earnings per common share	$0.24	$0.17

6.	EQUITY COMPENSATION

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

Under APB No. 25, because the exercise price of the Company’s employee stock options at least equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the Black-Scholes fair value method described in that statement.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

	For the Three Months
	Ended March 31,
(In 000’s, except per share amounts)	2004	2003
Stock-based compensation cost included in net income (net of taxes)	$234	$507
Net income:
As reported	$4,620	$3,355
Pro forma compensation expense (net of taxes)	(202)	(180)

Pro forma net income	$4,418	$3,175
Basic earnings per share:
As reported	$0.25	$0.17
Pro forma	0.24	0.16
Diluted earnings per share:
As reported	$0.24	$0.17
Pro forma	0.23	0.16

7.	COMMON STOCK

The following table summarizes the Common Stock activity from the date of the Company’s most recently audited annual financial statements to the end of the period covered by this report:

	Common
	Shares
(In 000’s)	Outstanding	Common Stock
Balance as of 12/31/03	18,931	$71,788
Stock issued for employee benefit and performance incentive compensation programs	129	4,832
Income tax benefit resulting from employee exercise of options		935
Stock Repurchased	(363)	(18,031)

Balance as of 3/31/04	18,697	$59,524

During the first quarter of 2004 the Company funded the accrued 2003 discretionary contribution to its employee retirement and savings plan. Half of this funding, approximately $1.6 million, was in the form of approximately 32,000 shares of Liberty common stock.

8.	CREDIT FACILITY

On March 21, 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. On February 2, 2004, the Company renewed the facility through May 18, 2005, on substantially similar terms. On March 24, 2004, the Company made its first draw on the line in the amount of $55.0 million. Interest is payable quarterly at 1.75%

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total net revenue increased $3.9 million, on a year-over-year basis. Station net revenue increased $3.7 million for the same period. Cable and other net revenue increased $0.2 million from the prior year period. While local and national revenue were up six percent and seven percent respectively, the most significant portion of the year-over-year increase was from political revenue. Political revenue for the first quarter of 2004 was $2.6 million as compared to $0.7 million in the first quarter of 2003. The Company’s core local and national revenues were up due mainly to increases in the automotive, retail, and telecommunications categories, partially offset by some softness in the grocery category.

Operating expenses, which include amortization of program rights, were $32.0 million for the first quarter of 2004, an increase of $1.1 million, three percent, over the $30.9 million reported for the first quarter of 2003. The increase in operating expenses is mainly attributable to planned annual increases in employee compensation.

Net investment income for the first quarter of 2004 was a loss of $0.7 million. During the first quarter of 2004, interest earned on cash balances and notes receivable was offset by impairments in the Company’s investment portfolios. During the quarter information came to the Company’s attention that the recoverability of a receivable in its investment portfolio and certain of it venture capital investments were impaired. The Company established $1.1 million of reserves related to these investments.

Capital, Financing and Liquidity

At March 31, 2004, the Company had cash of $105.4 million, outstanding debt of $55.0 million, and an unused line of credit of $45.0 million. During the first quarter of 2004 the Company declared a special dividend of $4.00 per share in addition to its normal recurring quarterly dividend of $0.25 per share, of which approximately $79.3 million was accrued at March 31, 2004. The accrued dividend was paid on April 2, 2004 using a significant portion of the $105.4 million of cash on hand at March 31, 2004.

The revolving credit has both an interest coverage and a leverage coverage covenant. These covenants, which involve debt levels, interest expense, EBIT, and EBITDA (measures of cash earnings defined in the revolving credit agreement), can affect the interest rate on current and future borrowings. The Company was in compliance with all covenants throughout the quarter.

The Company anticipates that its primary sources of cash, those being current cash balances, operating cash flow, and the available line of credit will be sufficient to finance the Company’s operating requirements and anticipated capital expenditures, for both the next 12 months and the foreseeable future thereafter.

Cash Flows

The Company’s net cash flow provided by operating activities was $10.3 million for the first three months of 2004 compared to $9.7 million for the same period of the prior year. The Company’s net cash used in investing activities was $2.6 million for the three month period ended March 31, 2004, as compared to $11.2 million for the same period of 2003. The decrease in net cash used in investing activities is attributable to lower levels of fixed asset purchases related to digital television broadcasting during 2004. Net cash provided by financing activities for the three months ended March 31, 2004 was $35.5 million compared to net cash used of $16.3 million for the first three months of 2003. During 2004, the Company completed the first draw of $55.0 million on its previously unused $100 million line of credit. Excluding the effect of these borrowings, the increase in net cash used in financing activities is due mainly to higher levels of repurchase activity in the Company’s stock buy-back program during the first quarter of 2004 as compared to 2003.

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

PART II, ITEM 2e.
CHANGES IN SECURITIES AND USE OF PROCEEDS

			Total Number of Shares (or	Maximum Number of
	Total Number of		Units) Purchased as Part of	Shares that May Yet Be
	Shares (or Units)	Average Price Paid	Publicly Announced Plans or	Purchased Under the
Period	Purchased	per Share (or Unit)	Programs	Plans or Programs
January 1 –31, 2004	—	—	—	3,374,400
February 1 – 29, 2004	160,600	$49.51	160,600	3,839,400
March 1 – 31, 2004	202,700	$49.73	202,700	3,636,700
Total	363,300	$49.63	363,300	3,273,400

On February 4, 2003 Liberty’s Board of directors extended to February 28, 2004 the Company’s authorization to purchase from time to time up to 4,000,000 shares of stock in the open market or directly negotiated transactions.

On February 3, 2004 Liberty’s Board of Directors extended to February 28, 2005 the Company’s authorization to purchase from time to time up to 4,000,000 shares of stock in the open market or directly negotiated transactions.

PART II, ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

a.	A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

b.

1.	The Company furnished a current report on Form 8-K dated February 3, 2004 with respect to the press release announcing its fourth quarter 2003 operating results.

2.	The Company furnished a current report on Form 8-K dated February 3, 2004 with respect to the Company declaring a regular quarterly dividend of 25 cents per share and declaring a one-time, special dividend of four dollars per share on its common stock, each payable on April 2, 2004 to shareholders of record on March 15, 2004.

INDEX TO EXHIBITS

EXHIBIT 11	Consolidated Earnings Per Share Computation (included in Note 5 of Notes to Consolidated and Condensed Financial Statements)
EXHIBIT 31	Rule 13a-14(a)/15d-14(a) Certifications
EXHIBIT 32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LIBERTY CORPORATION (Registrant)	Date: May 4, 2004

/s/ Howard L. Schrott

Howard L. Schrott
Chief Financial Officer

/s/ Martha G. Williams

Martha G. Williams
Vice President, General Counsel and Secretary