Form 10-Q
period 2004-06-30
LIBERTY CORP
filed 2004-08-03
CIK 59229

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

Number of shares Outstanding
Title of each class	as of June 30, 2004

Common Stock	18,770,530

PART I, ITEM 1

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	June 30,	December 31,
(In 000’s)	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,807	$62,177
Receivables (net of allowance for doubtful accounts)	39,910	42,364
Program rights	1,200	4,564
Prepaid and other current assets	5,468	3,013
Deferred income taxes	2,398	2,183

Total current assets	84,783	114,301
Property, plant, and equipment
Land	5,647	5,657
Buildings and improvements	50,387	48,969
Furniture and equipment	171,740	167,775
Less: Accumulated depreciation	(134,517)	(125,417)

	93,257	96,984
Intangible assets subject to amortization (net of $606 and $841 accumulated amortization in 2004 and 2003, respectively)	329	270
FCC licenses	304,525	304,525
Goodwill	101,387	101,387
Investments and other assets	26,349	44,798

Total assets	$610,630	$662,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,412	$19,283
Dividends payable	4,593	4,534
Program contract obligations	1,165	4,734
Accrued income taxes	899	3,874

Total current liabilities	23,069	32,425
Unearned revenue	13,580	11,802
Deferred income taxes	92,060	89,417
Other liabilities	6,869	6,621
Revolving credit facility	55,000	—

Total liabilities	190,578	140,265

Shareholders’ equity
Common stock	62,127	71,788
Unearned stock compensation	(19,849)	(4,405)
Retained earnings	377,578	454,379
Unrealized investment gains	196	238

Total shareholders’ equity	420,052	522,000

Total liabilities and shareholders’ equity	$610,630	$662,265

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In 000’s, except per share data)	2004	2003	2004	2003
		(Unaudited)
REVENUES
Station revenues (net of commissions)	$51,138	$48,062	$95,738	$88,941
Cable advertising and other revenues	3,899	3,599	7,130	6,654

Net revenues	55,037	51,661	102,868	95,595
EXPENSES
Operating expenses	32,441	30,300	62,680	59,504
Amortization of program rights	1,781	1,744	3,516	3,460
Depreciation and amortization of intangibles	5,047	4,522	9,539	8,822
Corporate, general, and administrative expenses	5,882	3,583	9,185	6,825

Total operating expenses	45,151	40,149	84,920	78,611
Operating income	9,886	11,512	17,948	16,984
Net investment loss	(4,739)	(644)	(5,389)	(748)
Interest expense	(242)	—	(262)	—

Income before income taxes	4,905	10,868	12,297	16,236
Provision for income taxes	1,839	4,076	4,611	6,089

NET INCOME	$3,066	$6,792	$7,686	$10,147

BASIC EARNINGS PER COMMON SHARE:	$0.17	$0.36	$0.41	$0.53
DILUTED EARNINGS PER COMMON SHARE:	$0.16	$0.35	$0.41	$0.53
Dividends per common share	$0.25	$0.24	$0.50	$0.48
Special dividend per common share	$—	$—	$4.00	$—

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In 000’s)	2004	2003
	(Unaudited)
OPERATING ACTIVITIES
Net income	$7,686	$10,147
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on sale of operating assets	28	8
Realized investment losses	6,215	1,410
Depreciation	9,449	8,699
Amortization of intangibles	90	123
Amortization of program rights	3,516	3,460
Cash paid for program rights	(3,721)	(3,441)
Provision for deferred income taxes	2,428	1,313
Changes in operating assets and liabilities:
Receivables	2,454	3,065
Other assets	(1,234)	1,350
Accounts payable and accrued expenses	(1,230)	(2,589)
Accrued income taxes	(1,877)	—
Unearned revenue	1,778	2,448
Other liabilities	248	228
All other operating activities	(531)	(414)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	25,299	25,807
INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(5,817)	(11,941)
Proceeds from sale of property, plant, and equipment	67	—
Investments acquired	(500)	(5,500)
Investments sold	11,257	—
Proceeds from sale of investment properties	1,055	1,871
Other	—	45

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,062	(15,525)
FINANCING ACTIVITIES
Proceeds from borrowings	55,000	—
Dividends paid	(84,429)	(9,219)
Stock issued for employee benefit and compensation programs	4,087	1,213
Repurchase of common stock	(32,389)	(12,321)

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	(57,731)	(20,327)
DECREASE IN CASH	(26,370)	(10,045)
Cash at beginning of period	62,177	67,917

CASH AT END OF PERIOD	$35,807	$57,872

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
June 30, 2004
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

The components of comprehensive income, net of related income taxes, for the three and six month periods ended June 30, 2004 and 2003, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In 000’s)	2004	2003	2004	2003
Net income	$3,066	$6,792	$7,686	$10,147
Unrealized gains (losses) on securities	(23)	23	(42)	92

Comprehensive income	$3,043	$6,815	$7,644	$10,239

3.	SEGMENT REPORTING

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

The following table summarizes financial information by segment for the three and six month periods ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In 000’s)	2004	2003	2004	2003
Revenues (net of commissions)
Broadcasting	$51,138	$48,062	$95,738	$88,941
Cable advertising	3,883	3,490	7,076	6,471
Other	16	109	54	183

Total net revenues	$55,037	$51,661	$102,868	$95,595

Income before income taxes
Broadcasting	$15,588	$15,061	$27,165	$24,254
Cable advertising	589	455	782	353
Corporate and other	(11,272)	(4,648)	(15,650)	(8,371)

Total income before income taxes	$4,905	$10,868	$12,297	$16,236

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

Net periodic postretirement benefit cost included the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In 000’s)	2004	2003	2004	2003
Service cost	$6	$7	$13	$14
Amortization of prior service cost	1	1	1	1
Amortization of actuarial net gain	5	—	10	—
Interest cost	34	27	67	55

Net periodic postretirement benefit cost	$46	$35	$91	$70

5.	EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In 000’s except per share data)	2004	2003	2004	2003
Numerator – Earnings:
Net income	$3,066	$6,792	$7,686	$10,147
Effect of dilutive securities	—	—	—	—

Numerator for basic and diluted earnings per common share	$3,066	$6,792	$7,686	$10,147

Denominator – Average Shares Outstanding:
Denominator for basic earnings per common share – weighted average shares	18,526	19,095	18,633	19,169
Effect of dilutive securities:
Stock options	137	134	154	114

Denominator for diluted earnings per common share	18,663	19,229	18,787	19,283

Basic earnings per common share	$0.17	$0.36	$0.41	$0.53
Diluted earnings per common share	$0.16	$0.35	$0.41	$0.53

6.	EQUITY COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its equity compensation plans and does not recognize compensation expense for its stock-based compensation plans other than for awards of restricted shares. Expense is recognized over the vesting period of the restricted shares.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In 000’s, except per share amounts)	2004	2003	2004	2003
Stock-based compensation cost included in net income (net of taxes)	$515	$226	$749	$733
Net income:
As reported	$3,066	$6,792	$7,686	$10,147
Pro forma compensation expense (net of taxes)	(202)	(204)	(405)	(359)

Pro forma net income	$2,864	$6,588	$7,281	$9,788
Basic earnings per share:
As reported	$0.17	$0.36	$0.41	$0.53
Pro forma	0.15	0.35	0.39	0.51
Diluted earnings per share:
As reported	$0.16	$0.35	$0.41	$0.53
Pro forma	0.15	0.34	0.39	0.51

7.	COMMON STOCK

The following table summarizes the Common Stock activity from the date of the Company’s most recently audited annual financial statements to the end of the period covered by this report:

	Common
	Shares	Common
(In 000’s)	Outstanding	Stock
Balance as of 12/31/03	18,931	$71,788
Stock issued for employee benefit and performance incentive compensation programs	512	21,630
Income tax benefit resulting from employee exercise of options		1,098
Stock Repurchased	(672)	(32,389)

Balance as of 6/30/04	18,771	$62,127

During the first quarter of 2004 the Company funded the accrued 2003 discretionary contribution to its employee retirement and savings plan. Half of this funding, approximately $1.6 million, was in the form of approximately 32,000 shares of Liberty common stock.

8.	CREDIT FACILITY

On March 21, 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. On February 2, 2004, the Company renewed the facility through May 18, 2005, on substantially similar terms. On March 24, 2004, the Company made its first and only draw on the line in the amount of $55.0 million. Interest is payable quarterly at 1.75%.

9.	IMPAIRMENT OF INVESTMENTS

During the second quarter of 2004, the Company recorded a $5.3 million impairment on one of its strategic investments, a developer of digital entertainment to be viewed at existing movie theaters. The Company fully reserved this investment due to the investee company’s current inadequate cash balances and inability to secure financing from additional investors.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Total net revenue increased $3.4 million, on a year-over-year basis. Station net revenue increased $3.1 million for the same period. Cable and other net revenue increased $0.3 million on increases in local and political revenue. While station local and national revenue were both up four percent, the most significant portion of the year-over-year increase was from political revenue. Political revenue for the second quarter of 2004 was $3.9 million as compared to $2.0 million in the second quarter of 2003. The Company’s core local and national revenues were up due mainly to increases in the automotive, retail, and financial services categories, while most of the other categories tracked by the Company were flat compared with their 2003 levels.

Operating expenses, which include amortization of program rights, were $34.2 million for the second quarter of 2004, an increase of $2.2 million, seven percent, over the $32.0 million reported for the second quarter of 2003. The increase in operating expenses is due mainly to increased medical insurance costs, programming costs, and planned annual increases in employee compensation.

Corporate expenses were $5.9 million in the second quarter of 2004, an increase of $2.3 million as compared to the $3.6 million reported for the second quarter of 2003. The increase in corporate expenses is due to annual increases in employee compensation coupled with the $1.6 million charge taken related to the settlement of all outstanding issues associated with the terminated GNS Media (“GNS”) transaction. During 2003, the Company announced that it was in negotiations with GNS for the purpose of entering into certain agreements associated with GNS’s proposed purchase of a television station. Those negotiations were subsequently terminated.

Net investment income for the second quarter of 2004 was a loss of $4.7 million. Interest earned on cash balances and notes receivable, and a $0.7 million gain on sale of an investment in the Company’s venture capital portfolio were offset by a $5.3 million impairment of one of the Company’s strategic investments, a developer of digital entertainment to be viewed at existing movie theaters. The Company fully reserved this investment due to the investee company’s current inadequate cash balances and inability to secure financing from additional investors.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total net revenue increased $7.3 million on a year-over-year basis. Station net revenue increased $6.8 million for the same period. Cable and other net revenue increased $0.5 million on increases in local and political revenue. While station local and national revenue were both up five percent, the most significant portion of the year-over-year increase was from political revenue. Political revenue for the first half of 2004 was $6.5 million as compared to $2.7 million in the first half of 2003. The Company’s core local and national revenues increased as the automotive, retail, financial services, and telecommunications categories were up modestly to significantly, while most of the other categories tracked by the Company were flat to off slightly from their 2003 levels.

Operating expenses, which include amortization of program rights, were $66.2 million for the first half of 2004, an increase of $3.2 million, five percent, over the $63.0 million reported for the first half of 2003. The increase in operating expenses is due mainly to increases in medical insurance costs, programming costs, increased payroll related costs associated with higher levels of local sales commissions as a direct result of higher local sales revenue, and planned annual increases in employee compensation.

Corporate expenses were $9.2 million in the first half of 2004, an increase of $2.4 million as compared to the $6.8 million reported for the first half of 2003. The increase in corporate expenses is due to annual increases in employee compensation coupled with the $1.6 million charge taken related to the settlement of all outstanding issues associated with the terminated GNS Media (“GNS”) transaction. During 2003, the Company announced that it was in negotiations with GNS for the purpose of entering into certain agreements associated with GNS’s proposed purchase of a television station. Those negotiations were subsequently terminated.

Net investment income for the first half of 2004 was a loss of $5.4 million. Interest earned on cash balances and notes receivable, and a $0.7 million gain on sale of an investment in the Company’s venture capital portfolio were offset by $1.1 million of impairments taken during the first quarter of 2004 and a $5.3 million impairment of one of the Company’s strategic investments taken during the second quarter of 2004.

Capital, Financing and Liquidity

At June 30, 2004, the Company had cash of $35.8 million, outstanding debt of $55.0 million, and $45.0 million available under its $100 million credit facility. During the first quarter of 2004, the Company declared a special dividend of $4.00 per share in addition to its normal recurring quarterly dividend of $0.25 per share. The accrued dividends of $79.3 million were paid during the second quarter of 2004 using a significant portion of the Company’s cash balances.

The revolving credit facility has both an interest coverage and a leverage coverage covenant. These covenants, which involve debt levels, interest expense, EBIT, and EBITDA (measures of cash earnings defined in the revolving credit agreement), can affect the interest rate on current and future borrowings. The Company was in compliance with all covenants throughout the quarter.

The Company anticipates that its primary sources of cash, those being current cash balances, operating cash flow, and the available line of credit will be sufficient to finance the Company’s operating requirements and anticipated capital expenditures, for both the next 12 months and the foreseeable future thereafter.

Cash Flows

The Company’s net cash flow provided by operating activities was $25.3 million for the first six months of 2004 compared to $25.8 million for the same period of the prior year. The Company’s net cash provided by in investing activities was $6.1 million for the six month period ended June 30, 2004, as compared to net cash used in investing activities of $15.5 million for the same period of 2003. The increase in net cash provided by investing activities is attributable to lower levels of fixed asset purchases related to digital television broadcasting during 2004 and the cash realized on the sale of investments in the Company’s venture capital and strategic investment portfolios. Net cash used in financing activities for the six months ended June 30, 2004 was $57.7 million compared to $20.3 million for the first six months of 2003. During 2004, the Company completed the first draw of $55.0 million on its previously unused $100 million line of credit. Excluding the effect of these borrowings, the increase in net cash used in financing activities is due mainly to the special dividend of $4.00 per share paid during the second quarter of 2004, and to higher levels of repurchase activity in the Company’s stock buy-back program during 2004 as compared to 2003.

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

PART II, ITEM 2e.
CHANGES IN SECURITIES AND USE OF PROCEEDS

	Total		Total Number of	Maximum Number
	Number of		Shares (or Units)	of Shares that May
	Shares (or	Average Price	Purchased as Part of	Yet Be Purchased
	Units)	Paid per Share	Publicly Announced	Under the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs
April 1 – 30, 2004	—	—	—	3,636,700
May 1 – 31, 2004	130,100	$45.90	130,100	3,506,600
June 1 – 30, 2004	178,900	$46.88	178,900	3,327,700
Total	309,000	$46.47	309,000	3,327,700

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

PART II, ITEM 4.
Submission Of Matters To A Vote Of Security Holders

a. The annual meeting of shareholders of the registrant was held May 4, 2004.

b. The following individuals were elected to serve for three-year terms: Edward Crutchfield, John R. Farmer, and William O. McCoy. The following individuals are currently serving as incumbent directors: Hayne Hipp, J. Thurston Roach, William B. Timmerman, Frank E. Melton, John H. Mullin, III and Eugene E. Stone, IV.

c. Matters voted upon at the annual meeting were as follows:

			Withheld/	Broker
	For	Against	Abstentions	Non-Votes
To elect as director:
Edward Crutchfield	14,408,035		2,317,203
John R. Farmer	14,437,792		2,287,446
William O. McCoy	14,371,887		2,353,351
To ratify the selection of Ernst & Young as independent public accountants:	16,463,128	212,636	49,474
To consider and act upon a shareholder proposal requesting that the Board of Directors of the Company redeem the rights issued pursuant to the Company’s Shareholder Rights Plan	8,756,775	6,613,402	120,584	1,234,477

PART II, ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

a.	A list of the exhibits filed with this report is included in the Index to Exhibits filed herewith.

b.

1.	The Company furnished a current report on Form 8-K dated May 4, 2004 with respect to the press release announcing its first quarter 2004 operating results.

2.	The Company furnished a current report on Form 8-K dated May 4, 2004 with respect to the Company declaring a regular quarterly dividend of 25 cents per share on its common stock, payable on July 2, 2004 to shareholders of record on June 15, 2004.

INDEX TO EXHIBITS

EXHIBIT 11	Consolidated Earnings Per Share Computation (included in Note 5 of Notes to Consolidated and Condensed Financial Statements)

EXHIBIT 31	Rule 13a-14(a)/15d-14(a) Certifications

EXHIBIT 32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LIBERTY CORPORATION	Date: August 3, 2004

(Registrant)

/s/ Howard L. Schrott

Howard L. Schrott
Chief Financial Officer

/s/ Martha G. Williams

Martha G. Williams
Vice President, General Counsel and Secretary