Form 10-Q
period 2004-09-30
LIBERTY CORP
filed 2004-11-03
CIK 59229

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

Number of shares Outstanding
Title of each class	as of September 30, 2004
Common Stock	18,769,893

PART I, ITEM 1

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	September 30,	December 31,
(In 000’s)	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,665	$62,177
Receivables (net of allowance for doubtful accounts)	39,535	42,364
Program rights	6,554	4,564
Prepaid and other current assets	6,250	3,013
Deferred income taxes	2,746	2,183

Total current assets	92,750	114,301
Property, plant, and equipment
Land	5,637	5,657
Buildings and improvements	42,876	48,969
Furniture and equipment	178,107	167,775
Less: Accumulated depreciation	(136,077)	(125,417)

	90,543	96,984
Intangible assets subject to amortization (net of $653 and $841 accumulated amortization in 2004 and 2003, respectively)	281	270
FCC licenses	304,525	304,525
Goodwill	101,387	101,387
Investments and other assets	26,857	44,798

Total assets	$616,343	$662,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,088	$19,283
Dividends payable	4,573	4,534
Program contract obligations	6,534	4,734
Accrued income taxes	4,777	3,874

Total current liabilities	34,972	32,425
Unearned revenue	13,453	11,802
Deferred income taxes	82,197	89,417
Other liabilities	7,072	6,621
Revolving credit facility	50,000	—

Total liabilities	187,694	140,265

Shareholders’ equity
Common stock	62,181	71,788
Unearned stock compensation	(18,621)	(4,405)
Retained earnings	385,089	454,379
Unrealized investment gains	—	238

Total shareholders’ equity	428,649	522,000

Total liabilities and shareholders’ equity	$616,343	$662,265

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In 000’s, except per share data)	2004	2003	2004	2003
		(Unaudited)
REVENUES
Station revenues (net of commissions)	$49,915	$45,836	$145,653	$134,777
Cable advertising and other revenues	3,691	3,524	10,821	10,178

Net revenues	53,606	49,360	156,474	144,955
EXPENSES
Operating expenses (exclusive of depreciation and amortization shown separately below)	32,045	30,286	94,725	89,790
Amortization of program rights	1,786	1,776	5,302	5,236
Depreciation and amortization of intangibles	5,321	4,758	14,860	13,580
Corporate, general, and administrative expenses	5,206	3,424	14,391	10,249

Total operating expenses	44,358	40,244	129,278	118,855
Operating income	9,248	9,116	27,196	26,100
Net investment income (loss)	(22)	674	(5,411)	(74)
Interest expense	(253)	—	(515)	—

Income before income taxes	8,973	9,790	21,270	26,026
Provision for (Benefit from) income taxes	(3,229)	3,671	1,382	9,760

NET INCOME	$12,202	$6,119	$19,888	$16,266

BASIC EARNINGS PER COMMON SHARE:	$0.67	$0.32	$1.07	$0.85
DILUTED EARNINGS PER COMMON SHARE:	$0.66	$0.32	$1.07	$0.84
Dividends per common share	$0.25	$0.24	$0.75	$0.72
Special dividend per common share	$—	$—	$4.00	$—

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In 000’s)	2004	2003
	(Unaudited)
OPERATING ACTIVITIES
Net income	$19,888	$16,266
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on sale of operating assets	118	285
Realized investment losses	6,382	1,149
Depreciation	14,722	13,395
Amortization of intangibles	138	185
Provision for bad debts	620	614
Amortization of program rights	5,302	5,236
Cash paid for program rights	(5,492)	(5,317)
Provision for (Benefit from) deferred income taxes	(7,783)	3,183
Changes in operating assets and liabilities:
Receivables	2,209	3,630
Other assets	(960)	3,431
Accounts payable and accrued expenses	1,446	(725)
Accrued income taxes	2,086	96
Unearned revenue	1,651	2,041
Other liabilities	451	51
All other operating activities	425	(587)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	41,203	42,933
INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(9,226)	(17,556)
Proceeds from sale of property, plant, and equipment	163	70
Investments acquired	(750)	(5,900)
Investments sold	11,257	—
Proceeds from sale of investment properties	1,055	3,562

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,499	(19,824)
FINANCING ACTIVITIES
Proceeds from borrowings	105,000	—
Principal payments on debt	(55,000)	—
Dividends paid	(89,142)	(13,836)
Proceeds from the exercise of stock options	4,095	1,376
Repurchase of common stock	(33,167)	(12,321)

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	(68,214)	(24,781)
DECREASE IN CASH	(24,512)	(1,672)
Cash at beginning of period	62,177	67,917

CASH AT END OF PERIOD	$37,665	$66,245

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
September 30, 2004
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

The components of comprehensive income, net of related income taxes, for the three and six month periods ended September 30, 2004 and 2003, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In 000’s)	2004	2003	2004	2003
Net income	$12,202	$6,119	$19,888	$16,266
Unrealized gains (losses) on securities	(196)	(6)	(238)	86

Comprehensive income	$12,006	$6,113	$19,650	$16,352

3.	SEGMENT REPORTING

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

The following table summarizes financial information by segment for the three and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In 000’s)	2004	2003	2004	2003
Revenues (net of commissions)
Broadcasting	$49,915	$45,836	$145,653	$134,777
Cable advertising	3,668	3,487	10,744	9,957
Other	23	37	77	221

Total net revenues	$53,606	$49,360	$156,474	$144,955

Income before income taxes
Broadcasting	$14,358	$12,520	$41,523	$36,774
Cable advertising	506	444	1,289	797
Corporate and other	(5,891)	(3,174)	(21,542)	(11,545)

Total income before income taxes	$8,973	$9,790	$21,270	$26,026

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

Net periodic postretirement benefit cost included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In 000’s)	2004	2003	2004	2003
Service cost	$6	$7	$19	$20
Amortization of prior service cost	1	1	2	2
Amortization of actuarial net gain	6	—	16	—
Interest cost	33	27	100	83

Net periodic postretirement benefit cost	$46	$35	$137	$105

5. EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In 000’s except per share data)	2004	2003	2004	2003
Numerator — Earnings:
Net income	$12,202	$6,119	$19,888	$16,266
Effect of dilutive securities	—	—	—	—

Numerator for basic and diluted earnings per common share	$12,202	$6,119	$19,888	$16,266

Denominator – Average Shares Outstanding:
Denominator for basic earnings per common share – weighted average shares	18,314	19,119	18,527	19,153
Effect of dilutive securities:
Stock options	94	131	134	120

Denominator for diluted earnings per common share	18,408	19,250	18,661	19,273

Basic earnings per common share	$0.67	$0.32	$1.07	$0.85
Diluted earnings per common share	$0.66	$0.32	$1.07	$0.84

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In 000’s, except per share amounts)	2004	2003	2004	2003
Stock-based compensation cost included in net income (net of taxes)	$760	$236	$1,501	$969

Net income:
As reported	$12,202	$6,119	$19,888	$16,266
Pro forma compensation expense (net of taxes)	(203)	(206)	(605)	(569)

Pro forma net income	$11,999	$5,913	$19,283	$15,697
Basic earnings per share:
As reported	$0.67	$0.32	$1.07	$0.85
Pro forma	0.66	0.31	1.04	0.82
Diluted earnings per share:
As reported	$0.66	$0.32	$1.07	$0.84
Pro forma	0.65	0.31	1.03	0.82

7. COMMON STOCK

The following table summarizes the Common Stock activity from the date of the Company’s most recently audited annual financial statements to the end of the period covered by this report:

	Common
	Shares	Common
(In 000’s)	Outstanding	Stock
Balance as of 12/31/03	18,931	$71,788
Stock issued for employee benefit and performance incentive compensation programs	528	22,377
Income tax benefit resulting from employee exercise of options		1,183
Stock repurchased	(689)	(33,167)

Balance as of 9/30/04	18,770	$62,181

During the first quarter of 2004, the Company funded the accrued 2003 discretionary contribution to its employee retirement and savings plan. Half of this funding, approximately $1.6 million, was in the form of approximately 32,000 shares of Liberty common stock.

8. CREDIT FACILITY

On March 21, 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. On February 2, 2004, the Company renewed the facility through May 18, 2005, on substantially similar terms. The Company currently has $50 million drawn under such facility. Interest is payable quarterly at 2.4%.

9. IMPAIRMENT OF INVESTMENTS

During the second quarter of 2004, the Company recorded a $5.3 million impairment on one of its strategic investments, a developer of digital entertainment to be viewed at existing movie theaters. The Company fully reserved this investment due to the investee company’s current inadequate cash balances and inability to secure financing from additional investors.

10. PROVISION FOR INCOME TAXES

It is the Company’s policy to establish reserves for income taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the reserves based upon management’s assessment of exposures related to the recognition of revenue or the deductions in its tax returns. The reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserve. For example, if the statutory period for assessing tax on a given tax return or period lapses, the reserve associated with that period may be adjusted. In addition, the adjustment to the reserve may reflect additional exposure based on current calculations. To the extent the Company were to prevail in matters for which accruals have been established, statutory periods for assessing taxes lapse, or it be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period could be materially affected.

During the third quarter of 2004, management reassessed its potential liability related to current examinations, and the statute of limitations expired related to certain previous tax years. As a result the Company recorded a benefit from income taxes for the third quarter of 2004. The Company’s effective tax rate exclusive of this reserve adjustment is expected to be approximately 38% for 2004.

11. COMMITMENTS AND CONTINGENCIES

In November of 2000, the Company sold its insurance operations to a third party. Under the purchase agreement, subject to certain limitations, the Company agreed to indemnify the buyer for damages (as defined in the purchase agreement) relating to certain tax matters, preexisting litigation and regulatory proceedings. The indemnification relating to the tax matters is in effect until the expiration of the relevant statutes of limitation. The indemnifications relating to the other matters are in effect until the final resolution of such matters. The Company believes that the likelihood of it being required to make payments as a result of any of these indemnifications is remote, and therefore has no liability recorded related to these indemnifications. The limit of amounts recoverable by the acquirer will not exceed one-half the purchase price, or approximately $324 million.

12. VARIABLE INTEREST ENTITIES

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

As noted in the Company’s Form 10-K for the year ended December 31, 2003, the Company performed an evaluation of its investments to determine if any investee companies were “variable interest entities” as defined by FIN 46. One investment was determined to be a variable interest entity. Liberty is a third party investor of the variable interest entity and has no other relationship with it or its management. Liberty acquired its interests from time to time since 2002 through the purchase of convertible notes. At no point has Liberty been the “primary beneficiary” of this entity.

During the third quarter of 2004, Liberty was informed by the management of its sole variable interest entity of their intentions to cease operations and wind up the entity’s business. Liberty has no further obligations with respect to this entity.

The Company had previously fully impaired this investment (see Note No. 9 above).

13. NEW ACCOUNTING PRONOUNCEMENTS

At the September 29-30, 2004 Emerging Issues Task Force meeting, the SEC Staff Announcement “Use of Residual Method to Value Acquired Assets Other Than Goodwill” (the “Announcement”) was announced. The Announcement requires registrants to use a direct value method for valuing intangible assets in all acquisitions completed after September 29, 2004. In addition, registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing are required to perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004, which would be as of the beginning of the first quarter of 2005 for the Company. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method will be reported as a non-cash charge related to the cumulative effect of a change in accounting principle.

Liberty has, in the past, used the residual method to value certain of its intangibles, most notably FCC licenses, and as such the Announcement applies to the Company. While the impact of the adoption of the Announcement is currently unknown, the Company believes that it may have a material impact to its financial statements.

14. RECLASSIFICATIONS

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Total net revenue increased $4.2 million on a year-over-year basis. Station net revenue increased $4.1 million for the same period. Cable and other net revenue increased $0.1 million as compared to the prior year quarter.

Local revenue was up $2.5 million, while national revenue was flat on a year-over-year basis. Sales in the automotive, healthcare, and financial institution categories had healthy increases over 2003 levels, while most of the other categories tracked by the Company had more modest growth. Political revenue for the third quarter of 2004 was $5.3 million as compared to $3.3 million in the third quarter of 2003. This is consistent with the Company’s historical experience that advertising revenues in even-numbered years tend to be higher than in odd-numbered years due to advertising placed by or on behalf of candidates running for political offices. The Company expects the cyclicality of political advertising revenues to continue to affect its revenues in future periods. The Company does not, however, know whether the increase in advertising spending by auto manufacturers and dealers, financial institutions, or healthcare providers will continue at similar rates in future periods.

Operating expenses (including amortization of program rights) increased $1.8 million. Operating expenses increased due mainly to planned annual increases in employee compensation, higher commissions paid to the Company’s sales staff as a result of increased local revenues, and expenses related to sales incentive trips for clients to the Olympics. While the Company would expect continued increases in employee compensation related to annual increases, higher levels of commissions paid to the Company’s sales staff will be dependent upon the realization of increased revenues. From time to time the Company may offer incentive trips to its clients. The future use of sales incentives will be evaluated based on the market conditions at that time.

Corporate expenses were $5.2 million in the third quarter of 2004, an increase of $1.8 million as compared to the $3.4 million reported for the third quarter of 2003. The increase in corporate expenses is due mainly to planned annual increases in employee compensation, amortization expense related to restricted stock grants made during 2004, increased legal fees, and additional accounting and professional fees related to Sarbanes-Oxley Section 404 compliance initiatives. The Company would expect continued increases in employee compensation of similar amounts in future periods. The Company would expect the increased expenses related to its Sarbanes-Oxley Section 404 compliance initiatives to continue through the first quarter of 2005.

During the third quarter of 2004, management reassessed its potential liability related to current examinations, and the statute of limitations expired related to certain previous tax years. As a result the Company recorded a benefit from income taxes for the third quarter of 2004. The Company’s effective tax rate exclusive of this reserve adjustment is expected to be approximately 38% for 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total net revenue increased $11.5 million on a year-over-year basis. Station net revenue increased $10.9 million for the same period. Cable and other net revenue increased $0.6 million as compared to the prior year-to-date period.

Local revenue was up $5.6 million, and national revenue was up $1.8 million on a year-over-year basis. Sales in the automotive, retail, healthcare, and financial institution categories had healthy increases over 2003 levels, while most of the other categories tracked by the Company had more modest growth. Political revenue for the first nine months of 2004 was $11.8 million as compared to $6.0 million for the same period of 2003. This is consistent with the Company’s historical experience that advertising revenues in even-numbered years tend to be higher than in odd-numbered years due to advertising placed by or on behalf of candidates running for political offices. The Company expects the cyclicality of political advertising revenues to continue to affect its revenues in future periods. The Company does not, however, know whether the increase in advertising spending by auto manufacturers and dealers, retailers, healthcare providers or financial institutions will continue in future periods.

Operating expenses (including amortization of program rights) increased $5.0 million. Operating expenses increased due mainly to increased medical insurance costs, increased programming costs, planned annual increases in employee compensation, higher commissions paid to the Company’s sales staff as a result of increased local revenues, and expenses related to sales incentive trips for clients to the Olympics. While the Company would expect continued increases in employee compensation related to annual salary increases and similar increases in medical insurance costs in future periods, higher levels of commissions paid to the Company’s sales staff will be dependent upon the realization of increased revenues. From time to time the Company may offer incentive trips to its clients. The future use of sales incentives will be evaluated based on the market conditions at that time.

Corporate expenses were $14.4 million in the first nine months of 2004, an increase of $4.2 million as compared to the $10.2 million reported for the same period of 2003. The increase in corporate expenses is due mainly to planned annual increases in employee compensation, amortization expense related to restricted stock grants made during 2004, increased legal fees, additional accounting and professional fees related to Sarbanes-Oxley Section 404 compliance initiatives, and the $1.6 million charge taken related to the settlement of all outstanding issues associated with the terminated GNS media (“GNS”) transaction. During 2003, the Company announced that it was in negotiations with GNS for the purpose of entering into certain agreements associated with GNS’s proposed purchase of a television station. Those negotiations were subsequently terminated. The Company would expect continued increases in employee compensation of similar amounts in future periods. The Company would expect the increased expenses related to its Sarbanes-Oxley Section 404 compliance initiatives to continue through the first quarter of 2005.

Net investment income for the first nine months of 2004 was a loss of $5.4 million. Interest earned on cash balances and notes receivable, and $0.7 million gain on the sale of an investment in the Company’s venture capital portfolio were offset by $6.4 million of impairments taken during the first and second quarters of 2004.

During the third quarter of 2004, management reassessed its potential liability related to current examinations, and the statute of limitations expired related to certain previous tax years. As a result the Company recorded a benefit from income taxes for the third quarter of 2004. The Company’s effective tax rate exclusive of this reserve adjustment is expected to be approximately 38% for 2004.

Capital, Financing and Liquidity

At September 30, 2004, the Company had cash of $37.7 million, outstanding debt of $50.0 million, and $50.0 million available under its $100 million credit facility. During the first quarter of 2004, the Company declared a special dividend of $4.00 per share, approximately $75 million, in addition to its normal recurring quarterly dividend of $0.25 per share. The special dividend was paid during the second quarter of 2004 using a significant portion of the Company’s then available cash balance. The Company borrowed $55.0 million under its credit facility to partially assist in funding the special dividend.

The revolving credit facility has both an interest coverage and a leverage coverage covenant. These covenants, which involve debt levels, interest expense, EBIT, and EBITDA (measures of cash earnings defined in the revolving credit agreement), can affect the interest rate on current and future borrowings. The Company was in compliance with all covenants throughout the quarter.

The Company’s current credit facility restricts payments for dividends and repurchases of its common stock to no more than $180 million during the period January 1, 2004 through December 31, 2004, and for periods after January 1, 2005 to $100 million plus fifty percent of cumulative net income of the Company for all fiscal periods beginning January 1, 2004.

The Company anticipates that its primary sources of cash, those being current cash balances, operating cash flow, and the available line of credit will be sufficient to finance the Company’s operating requirements and anticipated capital expenditures, for both the next 12 months and the foreseeable future thereafter.

Cash Flows

The Company’s net cash flow provided by operating activities was $41.2 million for the first nine months of 2004 compared to $42.9 million for the same period of the prior year. The Company’s net cash provided by investing activities was $2.5 million for the nine-month period ended September 30, 2004, as compared to net cash used in investing activities of $19.8 million for the same period of 2003. The increase in net cash provided by investing activities is attributable to lower levels of fixed asset purchases related to digital television broadcasting and lower levels of investments made during 2004 as compared to 2003, and the cash realized on the sale of investments in the Company’s venture capital and strategic investment portfolios during 2004 that were not present during 2003. Net cash used in financing activities for the nine months ended September 30, 2004 was $68.2 million compared to $24.8 million for the first nine months of 2003. During 2004, the Company borrowed $55.0 million under its previously unused $100 million line of credit to partially fund the payment of the special dividend. During the third quarter the Company repaid $5.0 million, reducing its outstanding borrowings to $50.0 million. Excluding the effect of the borrowings, the increase in net cash used in financing activities is due mainly to the special dividend of $4.00 per share, approximately $75 million, paid during the second quarter of 2004, and to higher levels of repurchase activity in the Company’s stock buy-back program during 2004 as compared to 2003.

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

PART I, ITEM 4

CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. During the Company’s last fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II, ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total		Total Number of	Maximum Number
	Number of		Shares (or Units)	of Shares that May
	Shares (or	Average Price	Purchased as Part of	Yet Be Purchased
	Units)	Paid per Share	Publicly Announced	Under the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs
July 1 –31, 2004	837	$45.80	—	3,327,700
August 1 – 31, 2004	—	—	—	3,327,700
September 1 – 30, 2004	—	—	—	3,327,700

Total	837	$45.80	—	3,327,700

During the quarter the Company acquired 837 shares as satisfaction of withholding tax obligations for restricted stock that vested during the period, in accordance with provisions of the Company’s Performance Incentive Compensation plan.

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

THE LIBERTY CORPORATION (Registrant)	Date: November 3, 2004

/s/ Howard L. Schrott Howard L. Schrott Chief Financial Officer

/s/ Martha G. Williams Martha G. Williams Vice President, General Counsel and Secretary