Form 10-K
period 2004-12-31
LIBERTY CORP
filed 2005-03-04
CIK 59229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004:

Common Stock, No Par Value	$881,276,383

          The number of shares outstanding of each of Registrant’s classes of common stock as of February 15, 2005:

Common Stock, No Par Value	18,477,855

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of The Liberty Corporation Proxy Statement for the Annual Meeting of Shareholders on May 3, 2005 are incorporated into Part III, Items 10, 11, 12, 13, and 14 by reference.

This report is comprised of pages 1 through 57. The exhibit index is on page 45.

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

Television Broadcasting and Related Operations

     The following table shows data on the stations owned by the Company as of December 31, 2004:

								Percentage
					Network			of U.S.
		Market			Contract		Station	television
		Rank		Network	Expiration		Rank	households	Date	Date
Market	Station	(1)	Channel	Affiliation	(2)		(3)	(4)	Formed	Acquired

Louisville, KY	WAVE-TV	50	3	NBC	2011		3	0.58%	1948	1981
Toledo, OH	WTOL-TV	70	11	CBS	2014		1	0.40	1958	1965
Columbia, SC	WIS-TV	83	10	NBC	2011		1	0.34	1953	1953
Jackson, MS	WLBT-TV	91	3	NBC	2011		2	0.30	1953	2000
Harlingen, TX	KGBT-TV	93	4	CBS	2014		3	0.29	1955	1998
Evansville, IN	WFIE-TV	99	14	NBC	2011		1	0.26	1953	1981
Tyler, TX	KLTV-TV	111	7	ABC	2002	*	1	0.23	1954	2000
Lufkin, TX (satellite of KLTV)	KTRE-TV	111	9	ABC	2002	*	1	0.23	1955	2000
Montgomery, AL	WSFA-TV	113	12	NBC	2011		1	0.23	1959	1959
Wilmington, NC	WWAY-TV	140	3	ABC	2013		2	0.15	1964	1998
Lubbock, TX	KCBD-TV	145	11	NBC	2011		1	0.14	1953	2000
Albany, GA	WALB-TV	147	10	NBC	2011		1	0.14	1954	1998
Biloxi, MS	WLOX-TV	156	13	ABC	2013		1	0.13	1962	1995
Lake Charles, LA	KPLC-TV	177	7	NBC	2011		1	0.09	1954	1986
Jonesboro, AR	KAIT-TV	179	8	ABC	2004		1	0.09	1963	1986

*	KLTV-TV and KTRE-TV have been operating under short term renewals of their existing ABC affiliation contracts since their original expiration date in 2002. The Company is currently engaged in negotiations for affiliation contracts for these stations. It is anticipated that these negotiations will result in a long term contract being executed during 2005.

(1)	Market rank is based on the relative size of the designated market areas among the 212 generally recognized designated market areas in the U.S.

(2)	Contracts may be subject to renewal provisions that effectively extend the expiration date.

(3)	Station rank in its market area based on Nielsen Media Research average 3 book estimates (February, May, and November) 2004 ratings (Sun. – Sat.; 6:00A-2:00A).

(4)	Based on BIA Research, Inc. estimates.

     The Company currently owns and operates fifteen network-affiliated television stations in the South and Midwest, thirteen of which were ranked No. 1 or No. 2 in their markets based on Nielsen Media Research average 3 book estimates (February, May, and November) 2004 ratings (Sun. – Sat.; 6:00A-2:00A). Eight of its stations are affiliated with NBC, five with ABC, and two with CBS. The fifteen stations cover approximately 3.35% of U.S. households.

     The fifteen stations operate in designated market areas ranked 50 to 179. The Company’s stations are located in geographically diverse and growing markets. Eleven of the fifteen stations are located in university centers. Many of the stations are also located in markets that are home to a mixture of large manufacturing plants, state capitals, transportation hubs, and United States military bases. None of the TV markets represented more than 11% of the revenues or 15% of operating income for the fiscal year ending December 31, 2004.

     The Company has a program to leverage its scale as a group broadcaster through the centralization of certain sales, business office and other operational functions. It has installed technology for accounting, traffic and billing, and sales management which allow it to perform certain functions on an aggregated basis. In addition to the operational efficiencies gained, the Company uses its leverage as an owner of fifteen television stations to negotiate contracts for certain of the products and services used by its stations on a group basis, rather than on an individual station-by-station basis. The Company believes that it is able to negotiate more favorable terms for the group as a whole for these products and services than it would on an individual station-by-station basis. The Company continues to examine other methods of realizing the benefits of the station group as a whole, and will continue to further refine its operational structure and procedures as additional opportunities are identified.

     The Company also operates a cable advertising company, CableVantage, Inc. (“Cable Vantage”), through which it represents nine independent cable operators in 17 locations that, in combination, reach approximately 450,000 subscribers.

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

     Historically, the networks have paid local stations, in accordance with the terms of their network affiliation contracts, for airing network programming. This is called network compensation. During 2001, the Company completed negotiations with NBC regarding its network affiliation contracts, and entered into a ten year agreement that calls for compensation payments from NBC for the first five years and is compensation neutral thereafter. The Company renegotiated its CBS network affiliation contracts during 2003, and entered into a compensation neutral eleven year agreement. During 2004, the Company completed negotiations with ABC regarding the terms of three of its five network affiliation contracts. The term sheet calls for a nine year agreement, includes compensation payments from ABC during the first four years, and is compensation neutral thereafter. While the Company is currently operating under the terms of its existing ABC network affiliation contacts at KLTV and KTRE, it is anticipated that new affiliation contract negotiations will be completed. At this time, it is not known what the exact outcome of these negotiations will be; however, the Company doe anticipates continuing its relationship with the network.

     Each network has the right to terminate its affiliation contract in the event of a material breach of such agreement by a station and in certain other circumstances.

Sources of Television Operating Revenues

     The following table shows the approximate percentage of the Company’s gross television station revenues by source for the three years ended December 31, 2004:

	2004	2003	2002

Local and regional advertising	56%	59%	55%
National spot advertising	28	31	29
Network compensation	2	2	2
Political advertising	11	5	12
Other	3	3	2

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

     A television station’s rates are primarily determined by the estimated number of television homes it can provide for an advertiser’s message. The estimates of the total number of television homes in a market and the station’s share of those homes are based on the Nielsen Media Research industry-wide television rating service. The demographic make-up of the viewing audience is equally important to advertisers. A station’s rate card for national and local advertisers takes into account, in addition to audience delivered, such variables as the length of the commercial announcements and the quantity purchased. Because television stations rely on advertising revenues, they are sensitive to cyclical changes in the national and local economy. The size of advertisers’ budgets, which are affected by broad economic trends, affect the broadcast industry in general. The strength of the local economy in each station’s market also significantly impacts revenues. The advertising revenues of the stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenues in even-numbered years can benefit from demand for advertising time in Olympic broadcasts and advertising placed by candidates for political offices. A station’s local market strength, especially in local news ratings, is the primary factor that buyers use when placing political advertising. From time to time, proposals have been advanced in Congress to require television broadcast stations to provide some advertising time to political candidates at no charge, which would potentially reduce advertising revenues from political candidates.

     The Company also has ancillary operations in cable advertising sales. Revenues from these operations amount to $14.6 million, $13.9 million and $14.1 million for calendar years 2004, 2003, and 2002, respectively. The cable advertising sales are generated by CableVantage, a marketing company designed to assist local cable operators in the sale of commercial time available in cable network programs. CableVantage was formed in 1994 to create business opportunities with cable operators and build revenues from programs and services specifically produced for cable.

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

     The competition includes cable television, which brings additional television programming, including pay cable (HBO, Showtime, Movie Channel, etc.), into subscribers’ homes in a television station’s service area. Other sources of competition include home entertainment systems (including video cassette recorders and playback systems, videodiscs, and television game devices), the Internet, multichannel multipoint distribution systems, wireless cable, satellite master antenna television systems, and some low power in-home satellite services. Stations also face competition from high-powered direct broadcast satellite services, such as Echostar and Direct-TV, which transmit programming directly to homes equipped with special receiving antennas. Stations compete with these services both on the basis of service and product performance (quality of reception and number of channels that may be offered) and price (the relative cost to utilize these systems compared to broadcast television viewing). The direct broadcast satellite companies have begun to extend their services to those size markets in which Liberty’s stations operate. Liberty has negotiated retransmission consents, including fee payments based on the number of subscribers, with both Echostar and Direct-TV for a number of its markets. By the end of 2004, ten of Liberty’s stations were receiving compensation from one or both of Echostar or Direct-TV, in exchange for the right to use their signals.

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

Mandated Conversion to Digital Technology

     Unless exempted by a specific FCC extension, all station affiliates of ABC, CBS, NBC, FOX, and other non-affiliated commercially licensed stations were required to transmit a digital signal on their approved channels by May 1, 2002. Many television stations, including some of the Company’s, were granted two six-month extensions for tower construction delays or equipment unavailability. These extensions granted a delay in the deadline to May 1, 2003. Eleven of Liberty’s 15 stations were broadcasting their digital signals by May 1, 2003. Four others received extensions because of FCC administrative delays in processing requests for channel changes. Of those four, WSFA in Montgomery, AL began broadcasting a digital signal in July of 2004. The remaining three stations are expected to be broadcasting digital signals by the end of the third quarter of 2005. Liberty expects no FCC penalties as a result of these administrative delays.

     As the Company develops its digital technology, given its dominant presence in its markets, the Company believes it will be attractively positioned as a potential partner for new digital or data stream businesses that wish to develop in its markets. The Company estimates that an additional $7.0 million may be required over the next nine to twelve months for towers, antenna systems, transmitters, transmitter buildings, and other related equipment. This investment will establish basic full power digital television pass through at our fifteen stations, including simulcasting existing analog programming.

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

     License Renewals, Assignments, and Transfers. Television broadcast licenses are granted for a maximum term of eight years (five years prior to 1996) and are subject to renewal upon application to the FCC. The FCC prohibits the assignment of a license or the transfer of control of a broadcasting licensee without prior FCC approval. In determining whether to grant or renew a broadcasting license, the FCC considers a number of factors pertaining to the applicant, including compliance with a variety of ownership limitations and compliance with character and technical standards. During certain limited periods when a renewal application is pending, petitions to deny a license renewal may be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold evidentiary, trial-type hearings on renewal applications if a petition to deny renewal of such license raises a “substantial and material question of fact” as to whether the grant of the renewal application would be inconsistent with public interest, convenience and necessity. The FCC must grant the renewal application if, after notice and opportunity for a hearing, it finds that the incumbent has served the public interest and has not committed any serious violation of FCC requirements. If the incumbent fails to meet that standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC has authority to deny the renewal application and consider a competing application.

     WWAY (Wilmington, NC), WIS (Columbia, SC), WSFA (Montgomery, AL), and WALB (Albany, GA) filed renewal applications during 2004. KAIT (Jonesboro, AR), KPLC (Lake Charles, LA), WLBT (Jackson, MS), WLOX (Biloxi, MS), WFIE (Evansville, IN), WAVE (Louisville, KY), and WTOL (Toledo, OH) will file renewal applications during 2005. KCBD (Lubbock, TX), KGBT (Harlingen, TX), and KLTV/KTRE (Tyler/Lufkin, TX), will file renewal applications during 2006. While the Company’s renewal applications have historically been granted without a hearing, the Company cannot guarantee that there will not be any challenges to the renewal of its FCC licenses.

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

     In 2003, the FCC released its bi-annual review of media ownership rules. Under the new rules, the “duopoly”, “one-to-a-market,” and newspaper-television cross-ownership prohibition rules were relaxed to allow broadcasters to own, under certain circumstances, more than one television station, or certain combinations of television stations, radio stations, and daily newspapers, in the same local area. Shortly after their publication the relaxed rules were challenged in court by media companies, media trade associations, activist groups, and other interested parties. In the fall of 2004, the Federal Appeals Court in Philadelphia issued its findings on the legal challenges these groups. The Court’s findings upheld many of the FCC’s revised rules, threw out some, and asked for modification of others. The FCC has decided to follow the directives of the Appeals Court and will not ask the US Supreme Court for a further review. Various individual media companies and trade associations, as well as activist groups, are expected to appeal the Philadelphia Court’s ruling to the US Supreme Court. It is possible that the absence of a federal agency in the appeal process could lessen the US Supreme Court’s inclination to hear the case. Until the situation is clarified, the FCC’s “old” rules for media ownership remain in effect.

     The FCC generally applies its ownership limits only to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interest of officers, directors, and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s voting stock (or 10% or more of such stock in the case of insurance companies, mutual funds, bank trust departments, and certain other passive investors that are holding stock for investment purposes only) are generally deemed to be attributable, as are positions as an officer or director of a corporate parent of a broadcast licensee.

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

     The FCC has lifted its prohibition of broadcast advertising by casinos in markets where the state does not have its own prohibition. The Company has several stations in states where casino gambling is legal and no such state prohibition exists.

     The Bipartisan Campaign Reform Act of 2002 restricts the availability of “soft money” in election campaigns and prevents an organization from using general revenues to fund issue ads before an election.

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

     Cable operators are not currently required to carry both a station’s analog and digital signal at the same time. Nor are they required to carry more than one program stream from a station’s digital signal. However, it is anticipated that the Company will eventually be able to negotiate the retransmission of its analog and digital signal, or signals, with the cable television systems in its markets.

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

     Recent Developments, Proposed Legislation, and Regulation. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company’s broadcast properties. In addition to the changes and proposed changes noted above, these matters include, for example, additional spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products like hard liquor, beer, and wine, and revised rules and policies governing equal employment opportunity. Other matters that could affect its broadcast properties include technological innovations and development generally affecting competition in the mass communications industry.

     The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, the Telecom Act, or the regulations and policies of the FCC under either act. Proposals for additional or revised regulations and requirements are pending before, and are being considered by, Congress and federal regulatory agencies from time-to-time. Management is unable at this time to predict the outcome of any of the pending FCC rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on its broadcast operations.

     Other Business. In addition to the operating subsidiaries, the Company has other minor organizations. These include the Company’s administrative staff, a property development and management company, and transportation operations.

     Industry Segment Data. Information concerning the Company’s industry segments is contained in Note 14 of the Consolidated Financial Statements and is incorporated in this Item 1 by reference.

     Employees. At December 31, 2004 the Company had approximately 1,400 full-time employees.

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

     Other Information. The Company has submitted to the New Your Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards.

Item 2. Properties

     The Company leases the space for its main office, which is located at 135 South Main Street, Greenville, SC.

     The Company owns its television broadcast studios, office buildings and main transmitter sites in Columbia, SC; Montgomery, AL; Toledo, OH; Louisville, KY; Evansville, IN; Jonesboro, AR; Lake Charles, LA; Biloxi, MS; Albany, GA; Harlingen, TX; Lubbock, TX; Wilmington, NC; Jackson, MS; Tyler, TX; and Lufkin, TX.

Item 3. Legal Proceedings

     The Company is not currently engaged in legal proceedings of material consequence other than ordinary routine litigation incidental to its business. Any proceedings reported in prior filings have been settled or otherwise satisfied.

Item 4. Submission of Matters to a Vote of Security Holders

     None during the fourth quarter of 2004.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Liberty Corporation’s Common Stock is listed on the New York Stock Exchange under the symbol LC. As of December 31, 2004, 860 shareholders of record in 37 states, the District of Columbia, Australia, and Canada held the 18,468,949 Common Stock shares outstanding. Quarterly high and low stock prices and dividends per share as reported by New York Stock Exchange Composite Price History were:

	2004				2003			2002
			Quarterly				Quarterly			Quarterly
	Market Price Per Share		Dividend		Market Price Per Share		Dividend	Market Price Per Share		Dividend
	High	Low	Per Share		High	Low	Per Share	High	Low	Per Share

Fourth Quarter	$44.83	$38.50	$0.25		$47.25	$41.89	$0.24	$40.50	$32.10	$0.22
Third Quarter	47.22	39.13	0.25		45.00	40.91	0.24	40.08	28.50	0.22
Second Quarter	48.00	43.70	0.25		45.30	40.46	0.24	45.00	39.00	0.22
First Quarter	51.79	45.20	4.25	*	43.60	37.85	0.24	42.51	39.20	0.22

*	Includes a special dividend of $4.00 per share.

     The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends, as they are dependent on future earnings, capital requirements, and the Company’s financial condition.

     As of December 31, 2004, the Company’s credit facility restricted payments for dividends and purchases of its common stock to no more than $180 million during the period January 1, 2004 through December 31, 2004, and for periods after January 1, 2005 to $100 million plus fifty percent of cumulative net income of the Company for all fiscal periods beginning January 1, 2004.

     Subsequent to December 31, 2004, the Company amended the credit facility. The amended credit facility restricts payments for dividends and purchases of common stock to no more than $180 million during the period January 1, 2005 through December 31, 2005, and for periods after January 1, 2006 to $100 million plus fifty percent of cumulative net income of the Company for all fiscal periods beginning January 1, 2005.

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
American Stock Transfer & Trust Company
P.O. Box 922
New York, NY 10269-0560
Telephone: (877) 322-4926 (toll free)
Internet: www.investpower.com

Direct Deposit of Cash Dividends
For information on this service, call American Stock Transfer &
Trust Company toll free at 800-937-5449, extension 6820.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total		Total Number of	Maximum Number
	Number of		Shares (or Units)	of Shares that May
	Shares (or	Average Price	purchased as Part of	Yet Be Purchased
	Units)	per Share Paid	Publicly Announced	Under the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs
October 1 – 31, 2004	—	$—	—	3,327,700
November 1 – 30, 2004	142,600	$43.04	142,600	3,185,100
December 1 – 31, 2004	160,400	$42.97	160,400	3,024,700
Total	303,000	$43.00	303,000	3,024,700

On February 3, 2004 Liberty’s Board of Directors extended to February 28, 2005 the Company’s authorization to purchase from time to time up to 4,000,000 shares of stock in the open market or directly negotiated transactions.

On February 8, 2005 Liberty’s Board of Directors extended to February 28, 2006 the Company’s authorization to purchase from time to time up to 4,000,000 shares of stock in the open market or directly negotiated transactions.

Item 6. Selected Financial Data

	Years Ended December 31,
(In $000’s, except per share data)	2004	2003	2002	2001	2000

Net revenues *	$219,057	$200,284	$206,678	$178,431	$173,672

Income from continuing operations	$38,590	$23,897	$32,995	$16,576	$24,995
Income from discontinued operations**	—	—	—	—	28,563
Cumulative effect of a change in accounting principle***	(40,586)	—	(47,388)	—	—

Net income (loss)	$(1,996)	$23,897	$(14,393)	$16,576	$53,558

Adjusted net income (loss)****	$38,590	$23,897	$32,995	$25,947	$57,715

Income from continuing operations per diluted share	$2.08	$1.24	$1.68	$0.84	$1.27
Income from discontinued operations per diluted share	—	—	—	—	1.45
Cumulative effect of a change in accounting principle per diluted share***	(2.19)	—	(2.41)	—	—

Net income (loss) per diluted share	$(0.11)	$1.24	$(0.73)	$0.84	$2.72

Adjusted net income per diluted share****	$2.08	$1.24	$1.68	$1.32	$2.93

Regular dividends per common share	$1.00	$0.96	$0.88	$0.88	$0.88
Special dividends per common share	$4.00	—	—	—	—
Assets	$527,839	$662,265	$670,751	$730,195	$896,007
Revolving credit facility	$20,000	—	—	—	—
Shareholders’ equity	$390,320	$522,000	$538,236	$581,671	$580,993

*	During 2000, the Company acquired four television stations located in Texas and Mississippi.

**	In November of 2000, the Company sold it insurance operations.

***	See Note 4 of the Consolidated Financial Statements regarding the cumulative effect of a change in accounting principle related to the adoption of EITF Topic No. D-108 “Use of the Residual Method to Value Acquired Assets Other Than Goodwill”, (“EITF Topic No. D-108”) in the fourth quarter of 2004 and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which was adopted during 2002.

****	Includes adjustments to reflect the effect of SFAS No. 142 and EITF Topic No. D-108, had they been effective as of January 1, 2000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Liberty Corporation is a holding company with operations primarily in the television broadcasting industry. The Company’s television broadcasting subsidiary, Cosmos Broadcasting, consists of fifteen network-affiliated television stations principally located in the Southeast and Midwest, and a cable advertising company. Eight of the Company’s television stations are affiliated with NBC, five with ABC, and two with CBS.

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

EXECUTIVE SUMMARY

     Net revenues increased approximately $18.8 million on a year-over-year basis, primarily due to a significant increase in political revenues. The year 2004 was a presidential election year that saw significant amounts of political spending by politicians and groups supporting their positions and specific social issues. The Company recognized $25.8 million of revenue from political spending during 2004, an increase of $15.0 million over 2003 levels. The year 2003 was an off-cycle year for national elections, and as such, lower political revenues were to be expected. Increases in local and national revenue augmented the impact of the increased level of political revenue in 2004. Operating expenses increased due mainly to planned annual increases in employee compensation, higher commissions paid to the Company’s sales staff as a result of increased local revenues, and increased medical insurance costs. These increases were partially offset by reduced levels of losses on disposal in 2004 as compared to 2003.

     During the third quarter of 2004, the statute of limitations expired related to reserves established for certain previous tax years, and accordingly such reserves were released. In addition, during the fourth quarter of 2004, the reserve for a specific examination was released due to management’s estimate of an expected favorable outcome. As a result, the full year 2004 effective tax rate is lower than it would be absent these events.

     In 2004, the Company adopted EITF Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“EITF Topic D-108”). Under EITF Topic D-108, registrants are required to use a direct value method for the impairment testing of indefinite lived intangible assets. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method are to be reported as a cumulative effect of a change in accounting principle. As the Company has, in the past, used the residual method to value its FCC licenses, in connection with the adoption of Topic D-108, the Company reduced the carrying value of its FCC licenses by $62.8 million ($40.6 million net of income taxes) as the cumulative effect of a change in accounting principle.

     During 2004, the Company had capital expenditures of approximately $12.6 million, paid a special dividend of approximately $75.1 million in addition to its regular quarterly dividends, and purchased $46.2 million of its common stock. At December 31, 2004, the Company had cash and cash equivalents of approximately $16.4 million and $20.0 million of debt outstanding under its revolving credit facility.

     Subsequent to December 31, 2004, the Company amended its revolving credit facility. The amendment, among other things, extends the term of the facility through May 17, 2006 and increases the aggregate facility commitment from $100 million to $150 million. Also subsequent to December 31, 2004, the Company’s Board of Directors declared a special dividend of $4.00 per share, or approximately $74.0 million. The Company will use its credit facility to fund the special dividend.

CRITICAL ACCOUNTING POLICIES AND ASSUMPTIONS

     Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes to the consolidated financial statements. Critical accounting policies comprise those policies that require the Company’s most difficult, subjective and complex judgments. These policies require estimates of matters that are inherently uncertain.

     Some of the more significant, and the most sensitive, of the Company’s accounting policies and assumptions relate to the consolidation of variable interest entities, as governed by Financial Accounting Standards Board Interpretation 46 (“FIN 46”), the procedures the Company uses to value its FCC licenses and goodwill in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and EITF Topic No. D-108 “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“EITF Topic D-108”), the procedures to evaluate certain of its investments for impairment, the assumptions used to determine the recoverability of deferred tax assets, and the assumptions and estimates used to establish reserves for income taxes that may become payable in future years as a result of examinations by tax authorities.

     FIN 46 requires the Company to use estimates and assumptions to determine if an investment or other relationship with a third party qualifies as a variable interest entity, and if it does qualify, to determine if that entity should be consolidated into the Company’s financial statements. The estimates may include, among other things, the future cash flows of the third party, terminal multiples for assumed liquidation values, and discount rates to be used in present value calculations.

     SFAS No. 142 and EITF Topic D-108 require the Company to use estimates and assumptions to determine the estimated fair value of its individual FCC licenses and its station group as a whole. The estimates and assumptions may include, among other things, the future cash flows to be generated by its stations, terminal multiples for assumed station sales, discount rates to be used in present value calculations, assumed values for fixed assets and network affiliation contracts, and future capital expenditure levels.

     The Company establishes impairments on specific assets at the time the Company determines the assets to have been impaired. The majority of the Company’s investments are in private debt and equity securities, and venture capital funds.

     For private debt securities the Company reviews information provided to it by the investee companies for indicators of impairment. Additionally, the Company will from time to time contact the management of the investee company and discuss its current situation and future prospects. The Company estimates the fair value of its investments in private debt securities by discounting the expected future cash flows using a current market rate appropriate for the yield, credit quality, and maturity of such investments. If the estimated fair value is determined to be less than the carrying value, the Company evaluates the impairment to determine if it is other-than-temporary. The Company evaluates the severity of the impairment and its ability and intent to hold the investment to maturity in determining if the impairment is other-than-temporary. As part of this analysis, the collectibility of the debt instrument is evaluated based on the most recent historical and projected financial information provided to the Company by the issuer and on the conversations with the investee company’s management, if applicable.

     For Cost method securities, equity investments in non-public entities that are not required to be accounted for under the equity method of accounting, the Company reviews the information provided to it by the investee companies for indicators of impairment (e.g. decreasing cash flows, decreasing sales or profitability, declining future prospects, or a significant write down of asset values). If such indicators exist, the Company performs an analysis to estimate the current fair value of the investment. Once it is determined that an impairment does exist, the Company considers the magnitude, severity, and duration of the impairment in determining if it is other-than-temporary.

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

     It is the Company’s policy to establish reserves for income taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the reserves based upon management’s assessment of exposures related to the recognition of revenue or the deductions in its tax returns and the probability of payment. The reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserve. For example, if the statutory period for assessing tax on a given tax return or period lapses, the reserve associated with that period may be adjusted. In addition, the adjustment to the reserve may reflect additional exposure based on current calculations. To the extent the Company were to prevail in matters for which accruals have been established, statutory periods for assessing taxes lapse, or it be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period could be materially affected.

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

SUMMARY OF CONSOLIDATED RESULTS

The Year 2004 Compared With 2003

(In $000’s)	2004	2003	Change
National	$67,887	$67,238	$649
Local and regional	133,991	128,532	5,459
Political	25,761	10,722	15,039
Network	3,707	4,229	(522)
Other broadcasting	7,987	7,107	880

Gross station revenues	239,333	217,828	21,505
Agency commissions	(34,976)	(31,783)	(3,193)

Station revenues (net of commissions)	204,357	186,045	18,312
Cable and other (net of commissions)	14,700	14,239	461

Net revenues	$219,057	$200,284	18,773

     Net revenues for the year ended December 31, 2004 were $219.1 million, an increase of $18.8 million from the $200.3 million reported for 2003. The most significant component of the increase in revenues is related to the higher levels of political revenue in 2004 as compared to 2003. Political revenue for 2004 was $25.8 million as compared to $10.7 million for 2003. This is consistent with the Company’s historical experience that advertising revenues in even-numbered years tend to be higher than in odd-numbered years due to advertising placed by or on behalf of candidates running for political offices. The Company expects the cyclicality of political advertising revenues to continue to affect its revenues in future periods.

     In addition to the significant increase in political revenue, national, and local revenues also increased. Local revenue was up $5.5 million, and national revenue was up $0.6 million on a year-over-year basis. Sales in the automotive, fast-food, and financial institution categories had increases over their 2003 levels, while most of the other categories tracked by the Company were flat or down from their 2003 levels. The Company does not know whether the increase in advertising spending by auto manufacturers and dealers, fast-food restaurants, or financial institutions will continue in future periods.

     Operating expenses increased $5.5 million on a year-over-year basis. Planned annual increases in employee compensation, higher commissions paid to the Company’s sales staff as a result of increased local revenues, and increased medical insurance costs were partially offset by reduced levels of losses on disposal. During 2003, a significant portion of the Company’s DTV equipment came on line, and significant amounts of other equipment were upgraded to digital. The new equipment and upgrades necessitated the retirement of a number of assets that were not yet fully depreciated, resulting in charges of approximately $2.2 million during 2003. While the Company would expect continued increases in employee base compensation related to annual salary increases and similar increases in medical insurance costs in future periods, higher levels of commissions paid to the Company’s sales staff will be dependant upon the realization of increased revenues.

     Corporate expenses were $19.5 million in 2004, an increase of $5.1 million as compared to the $14.4 million reported for 2003. The increase in corporate expenses is due mainly to planned annual increases in employee compensation, amortization expense related to restricted stock grants made during 2004, increased legal fees, additional accounting and professional fees related to Sarbanes Oxley compliance initiatives, and the $1.6 million charge taken related to the settlement of all outstanding issues associated with the terminated GNS media (“GNS”) transaction. During 2003, the Company announced that it was in negotiations with GNS for the purpose of entering into certain agreements associated with GNS’s proposed purchase of a television station. Those negotiations were subsequently terminated. The Company would expect continued increases in employee compensation of similar amounts in future periods. The Company would expect the increased expenses related to its Sarbanes Oxley compliance initiatives to continue through the first quarter of 2005.

     Net investment income for 2004 was a loss of $4.8 million. Interest earned on cash balances and notes receivable, and gains on the sale of investments in the Company’s venture capital portfolio were offset by $7.2 million of impairment charges taken mainly during the first and second quarters of 2004.

     During the third quarter of 2004, the statute of limitations expired related to reserves established for certain previous tax years, and accordingly such reserves were released. In addition, during the fourth quarter of 2004, the reserve for a specific examination was released due to management’s estimate of an expected favorable outcome. As a result, the full year 2004 effective tax rate is lower than it would be absent these events. The Company’s effective tax rate, excluding these adjustments was 36.2% for 2004. The effective tax rate for 2003 was 37.5%

The Year 2003 Compared With 2002

(In $000’s)	2003	2002	Change
National	$67,238	$64,342	$2,896
Local and regional	128,532	124,190	4,342
Political	10,722	27,320	(16,598)
Network	4,229	4,324	(95)
Other broadcasting	7,107	6,312	795

Gross station revenues	217,828	226,488	(8,660)
Agency commissions	(31,783)	(34,320)	2,537

Station revenues (net of commissions)	186,045	192,168	(6,123)
Cable and other (net of commissions)	14,239	14,510	(271)

Net revenues	$200,284	$206,678	(6,394)

     Net revenues for the year ended December 31, 2003 were $200.3 million, a decrease of $6.4 million from the $206.7 million reported for 2002. The most significant component of the decrease in revenues is related to the lower levels of political revenue in 2003 as compared to 2002. This is consistent with the Company’s historical experience that advertising revenues in odd-numbered years tend to be lower than in even-numbered years due to advertising placed by or on behalf of candidates running for political offices. Although political revenue was down in 2003 as compared to 2002, national and local revenues increased.

     National revenue increased $2.9 million on a year-over-year basis due mainly to increases in automotive advertising by the auto manufacturers. Local and regional advertising was up $4.3 million, due mainly to increases in automotive advertising by local auto dealerships and increases in healthcare and retail advertising. Political revenue for 2003 was $10.7 million as compared to $27.3 million in 2002. The year 2002 was a national election year and had record political revenues, as “soft money” was expected to be banned following that election cycle, and political support groups employed a “use it or lose it” philosophy.

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

     Net investment income for 2003 was a loss of $0.3 million, as compared to a gain of $0.6 million in 2002. Interest earned on cash balances and notes receivable was offset by impairments in the Company’s venture capital, and strategic investment portfolios. During 2003 the Company reduced the carrying amounts of certain investments in its venture capital portfolio based on fair value information provided by the investment fund’s managers, and in its strategic investment portfolio based on an investee company receiving a “going concern” opinion on its 2002 audited financial statements.

     The effective tax rate was 37.5% for both 2003 and 2002.

INVESTMENTS

     During the year ended December 31, 2004, the Company had net investment losses of $4.8 million. Interest earned on cash balances and notes receivable was offset by impairments in the Company’s venture capital and strategic investment portfolios. During the second quarter of 2004, the Company recorded a $5.3 million impairment on one of its strategic investments, a developer of digital entertainment to be viewed at existing movie theaters. The Company fully reserved this investment due to the investee company’s inadequate cash balances and inability to secure financing from additional investors.

     During 2003, the Company reduced the carrying amounts of certain investments in its venture capital portfolio based on fair value information provided by the investment fund’s managers, and in its strategic investment portfolio based on an investee company receiving a “going concern” opinion from its auditors on its 2002 audited financial statements.

     At December 31, 2004, other long-term investments, included in the caption “investments and other assets” on the balance sheet, was comprised of approximately 22% private equity securities, 32% private debt securities, 14% venture capital limited partnerships, 14% low income housing tax credits, and 18% other long term assets.

     The Company has determined that it is not practicable to estimate the fair values of its private equity, venture capital, and low income housing tax credit investments because of a lack of primary and secondary market prices and the inability to estimate fair values without incurring excessive costs. Fair values for private debt securities are estimated by discounting the expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments. Further discussion of investments and valuation is contained in Notes 2, 5, and 13 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s short-term cash needs consist primarily of working capital requirements, expenditures associated with the initial implementation of DTV broadcast operations, regular quarterly dividends to shareholders, purchase of its common stock, and special dividends to shareholders, if and when declared by the Company’s Board of Directors. Historically, Liberty’s operations have provided sufficient liquidity to fund the operations of the Company and its regular quarterly dividends. While exact costs are not presently known, the additional capital expenditures required over the next nine to twelve months to comply with the FCC mandated DTV implementation are anticipated to be approximately $7 million.

     Subsequent to December 31, 2004, the Company amended its credit facility to among other things, extend the term of the facility through May 17, 2006 and increase the aggregate facility commitment from $100 million to $150 million.

     On February 8, 2005, the Company’s Board of Directors declared a special dividend of $4.00 per share, or approximately $74.0 million. It is anticipated that the Company will use its credit facility to fund some or all of the special dividend.

     The Company’s primary long-term cash need is the possible need for capital should the Company identify an appropriate acquisition opportunity.

     On a consolidated basis, Liberty’s net cash provided by operating activities was $69.6 million for 2004, compared to $61.7 million for 2003, and $91.8 million in 2002. The increase in cash provided by operating activities in 2004 is due mainly to higher revenues, primarily from political advertising, in 2004 as compared to 2003. The decrease in cash provided by operating activities in 2003 is due mainly to the lower level of revenues from political advertising in 2003 as compared to 2002 and effect of deferred taxes in 2002.

     Liberty’s net cash provided by investing activities was $0.5 million in 2004 compared to cash used in investing activities $24.0 million in 2003 and $27.7 million in 2002. The decrease in net cash used in investing activities is due primarily to funds received on the sale of one of the Company’s strategic investments during 2004, lower levels of investing activity during 2004, and lower levels of capital expenditures in 2004 as compared to 2003. Capital expenditure levels during 2003 and 2002 were elevated due to the majority of the conversion to DTV expenditures being in those years. The decrease in net cash used in investing activities in 2003 is due to lower levels of net investing activity. During 2003, the Company made $5.9 million of strategic investments, as compared to $13.1 million in 2002. The strategic investments made during 2003 were mainly follow-on investments in the Company’s existing strategic investment portfolio.

     Net cash used in financing activities for 2004 was $115.9 million versus $43.4 million and $31.6 million in 2003 and 2002, respectively, due mainly to the payment of a special dividend during 2004 and increased activity in the Company’s share buy-back program . During the first quarter of 2004, the Company declared a special dividend of $4.00 per share, approximately $75.1 million, in addition to its normal recurring quarterly dividend. The Company initially borrowed $55.0 million under its revolving credit facility to partially assist in funding the special dividend. During 2004, the Company had net repayments of $35.0 million, leaving $20.0 million of outstanding debt at the end of 2004. In addition, the Company purchased approximately 992,000 shares of its common stock for approximately $46.2 million during 2004 compared to approximately 625,000 shares for approximately $26.6 million during 2003.

     Net cash used in financing activities was higher in 2003 as compared to 2002 due mainly to increased activity in the Company’s share buy-back program. During 2003, the Company purchased approximately 625,000 shares of its common stock for approximately $26.6 million as compared to approximately 404,000 shares for approximately $15.3 million during 2002.

     On February 8, 2005, the Board of Directors of the Company extended to February 28, 2006, the Company’s authorization to purchase from time to time up to 4 million shares of stock in the open market or through directly negotiated transactions. Also on February 8, 2005, the Company’s Board of Directors declared a special dividend of $4.00 per share, or approximately $74.0 million. The Company will use its credit facility to fund the special dividend.

     At December 31, 2004 the Company had $20.0 million of outstanding debt. At December 31, 2003, the Company had no outstanding debt. In March 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. The Company renewed the facility on substantially similar terms in each of the years 2002, 2003, and 2004. Subsequent to December 31, 2004, the Company amended the credit facility. The amendment, among other things, extends the term of the facility through May 17, 2006 and increases the aggregate facility commitment from $100 million to $150 million. At the end of the term of the facility, any outstanding principal and interest will come due, unless the bank, in its sole discretion, otherwise extends the facility. The facility provides that the funds drawn may be used for working capital and other general corporate purposes, capital expenditures, dividends, purchases of common stock, acquisitions, and investments.

     The revolving credit facility has both an interest coverage and a leverage coverage covenant. These covenants, which involve debt levels, interest expense, EBIT, and EBITDA (measures of cash earnings defined in the revolving credit agreement), can affect the interest rate on current and future borrowings. The Company was in compliance with all covenants throughout 2004.

     As of December 31, 2004, the Company’s current credit facility restricted payments for dividends and purchases of its common stock to no more than $180 million during the period January 1, 2004 through December 31, 2004, and for periods after January 1, 2005 to $100 million plus fifty percent of cumulative net income of the Company for all fiscal periods beginning January 1, 2004.

     The amended credit facility restricts payments for dividends and purchases of common stock to no more than $180 million during the period January 1, 2005 through December 31, 2005, and for periods after January 1, 2006 to $100 million plus fifty percent of cumulative net income of the Company for all fiscal periods beginning January 1, 2005.

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

     Other Company commitments are shown in Note 15 to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

     As of December 31, 2004, the Company had no off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments Due By Period
Contractual Obligations		Less			More
		Than 1	1-3	3-5	Than 5
(In $000’s)	Total	Year	Years	Years	Years
Long-Term Debt	$20,000	$—	$20,000	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	1,207	674	495	34	4
Programming Contract Obligations	17,165	1,927	11,333	3,755	150
Purchase Obligations	37,956	14,722	15,745	5,232	2,257
Other Long-Term Liabilities Reflected on the Registrants Balance Sheet Under GAAP	7,097	—	1,820	487	4,790

Total	$83,425	$17,323	$49,393	$9,508	$7,201

     The above table does not reflect amounts related to cash income taxes to be paid in future years. Please see Note 10 to the Consolidated Financial Statements for additional information on historical cash taxes paid.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of the variable rate borrowings under its credit facility and fixed interest rates on notes receivable.

     Loans under the revolving credit facility bear interest at LIBOR plus an applicable margin, as stated in the credit agreement. The applicable margin is based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2004, the Company had $20,000,000 outstanding under its revolving credit facility and the variable interest rate associated with the revolving credit facility was 3.04%. Subsequent to December 31, 2004, the Company’s Board of Directors declared a special dividend of $4.00 per share, or approximately $74.0 million. The Company will use its credit facility to fund the special dividend, and as such will have larger balances outstanding under its credit facility during 2005 than it does as of December 31, 2004. In the last three years, the Company has not used derivative financial instruments to manage interest rate risk.

     Portions of the Company’s investment portfolio may be exposed to interest rate risk. As all of the Company’s private debt securities are classified as available-for-sale, its exposure to interest rate risk is mitigated if such investments are held until their maturity date. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings and cash flows are immaterial if these investments are held to maturity. In the last three years, the Company has not used derivative financial instruments in its investment portfolio to manage interest rate risk.

     Portions of the Company’s investment portfolio may be exposed to equity price risk. While the Company held no marketable equity securities at December 31, 2004 or 2003, it may from time to time have investments in marketable equity securities acquired either through direct purchases or as a result of distributions from its venture capital funds. In the last three years, the Company has not used derivative financial instruments in its investment portfolio to manage market price risks.

     As of December 31, 2003, real estate related investments totaled $2.7 million. During 2004, the Company substantially completed the liquidation of these investments. These investments consisted primarily of residential land and lots in various stages of development and completion, and receivables related to prior land sales. The Company does not plan to make any future investments in real estate.

     Additional disclosures concerning the fair values in relation to the carrying values of the Company’s financial instruments are included in Notes 5 and 13 to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
THE LIBERTY CORPORATION AND SUBSIDIARIES
(In $000’s, except share data)

	As of December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$16,389	$62,177
Receivables (net of allowance for doubtful accounts of $2,319 and $1,738 in 2004 and 2003, respectively)	41,576	42,364
Program rights	4,766	4,564
Prepaid and other current assets	6,077	3,013
Deferred income taxes	2,453	2,183

Total current assets	71,261	114,301

Property, plant, and equipment:
Land	5,636	5,657
Buildings and improvements	44,073	48,969
Furniture and equipment	172,993	167,775
Less: Accumulated depreciation	(134,133)	(125,417)

	88,569	96,984
Intangible assets subject to amortization (net of $701 and $841 accumulated amortization in 2004 and 2003, respectively)	234	270
FCC licenses	241,866	304,525
Goodwill	101,387	101,387
Investments and other assets	24,522	44,798

Total assets	$527,839	$662,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$25,906	$23,817
Program contract obligations	4,791	4,734
Accrued income taxes payable	3,573	3,874

Total current liabilities	34,270	32,425

Unearned revenue	15,965	11,802
Deferred income taxes	60,187	89,417
Other liabilities	7,097	6,621
Revolving credit facility	20,000	—

Total liabilities	137,519	140,265

Shareholders’ equity:
Common stock (authorized – 50,000,000 shares, no par value, shares issued and outstanding – 18,468,949 shares in 2004, 18,930,500 shares in 2003)	49,273	71,788
Unearned stock compensation	(17,396)	(4,405)
Retained earnings	358,575	454,379
Unrealized investment gains (losses)	(132)	238

Total shareholders’ equity	390,320	522,000

Total liabilities and shareholders’ equity	$527,839	$662,265

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
THE LIBERTY CORPORATION AND SUBSIDIARIES
(In $000’s, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
REVENUES
Station revenues (net of commissions)	$204,357	$186,045	$192,168
Cable advertising (net of commissions) and other revenues	14,700	14,239	14,510

Net revenues	219,057	200,284	206,678

EXPENSES
Operating expenses (exclusive of depreciation and amortization shown separately below)	127,139	121,642	115,979
Amortization of program rights	7,213	7,214	7,281
Depreciation and amortization of intangibles	19,760	18,462	17,762
Corporate, general, and administrative expenses	19,485	14,382	13,481

Total operating expenses	173,597	161,700	154,503

Operating income	45,460	38,584	52,175

Net investment income (loss)	(4,764)	(348)	616
Interest expense	(783)	—	—

Income before income taxes and the cumulative effect of a change in accounting principle	39,913	38,236	52,791
Provision for income taxes	1,323	14,339	19,796

INCOME BEFORE THE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	38,590	23,897	32,995
Cumulative effect of a change in accounting principle (net of income taxes of $22,216 and $29,045 in 2004 and 2002 respectively)	(40,586)	—	(47,388)

NET INCOME (LOSS)	$(1,996)	$23,897	$(14,393)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
From continuing operations	$2.09	$1.25	$1.68
From the cumulative effect of a change in accounting principle	(2.20)	—	(2.41)

Basic earnings (loss) per common share	$(0.11)	$1.25	$(0.73)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
From continuing operations	$2.08	$1.24	$1.68
From the cumulative effect of a change in accounting principle	(2.19)	—	(2.41)

Diluted earnings (loss) per common share	$(0.11)	$1.24	$(0.73)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THE LIBERTY CORPORATION AND SUBSIDIARIES
(In 000’s, except per share data)

	Common		Unearned	Unrealized Investment
	Shares	Common	Stock	Gains	Retained
	Outstanding	Stock	Compensation	(Losses)	Earnings	Total(1)

Balance at January 1, 2002	19,750	$104,865	$(3,687)	$(63)	$480,556	$581,671
Net loss					(14,393)	(14,393)
Net unrealized investment gains (losses), net of taxes				236		236
Dividends — Common Stock — $0.88 per share					(17,276)	(17,276)
Stock issued for employee benefit and performance incentive compensation programs	77	3,321	(115)			3,206
Income tax benefit resulting from employee exercise of options		73				73
Stock purchased	(404)	(15,281)				(15,281)

Balance at December 31, 2002	19,423	92,978	(3,802)	173	448,887	538,236

Net income					23,897	23,897
Net unrealized investment gains (losses), net of taxes				65		65
Dividends — Common Stock — $0.96 per share					(18,405)	(18,405)
Stock issued for employee benefit and performance incentive compensation programs	133	5,167	(603)			4,564
Income tax benefit resulting from employee exercise of options		226				226
Stock purchased	(625)	(26,583)				(26,583)

Balance at December 31, 2003	18,931	71,788	(4,405)	238	454,379	522,000

Net loss					(1,996)	(1,996)
Net unrealized investment gains (losses), net of taxes				(370)		(370)
Dividends — Common Stock — $5.00 per share (including a special dividend of $4.00 per share)					(93,808)	(93,808)
Stock issued for employee benefit and performance incentive compensation programs	530	22,441	(12,991)			9,450
Income tax benefit resulting from employee exercise of options		1,241				1,241
Stock purchased	(992)	(46,197)				(46,197)

Balance at December 31, 2004	18,469	$49,273	$(17,396)	$(132)	$358,575	$390,320

(1)	Comprehensive income (loss), which includes the aggregate of net income (loss) and net unrealized investment gains (losses), was $(2,366), $23,962, and $(14,157), for 2004, 2003, and 2002, respectively.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THE LIBERTY CORPORATION AND SUBSIDIARIES
(In $000’s)

	For the Years Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$(1,996)	$23,897	$(14,393)
Cumulative effect of a change in accounting principle	40,586	—	47,388

Income before the cumulative effect of a change in accounting principle	38,590	23,897	32,995

Adjustments to reconcile income before the cumulative effect of a change in accounting principle to net cash provided by (used in) operating activities:
Loss on disposal of operating assets	274	2,160	296
Realized investment losses	6,040	1,729	3,544
Depreciation	19,575	18,223	17,063
Amortization of intangibles	185	239	699
Provision for bad debts	958	757	1,215
Amortization of program rights	7,213	7,214	7,281
Cash paid for program rights	(7,358)	(7,097)	(7,499)
Provision for deferred income taxes	(7,284)	2,153	11,900
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(170)	(1,052)	(3,249)
Other assets	1,745	4,049	17,638
Accounts payable and accrued expenses	3,756	888	4,757
Accrued income taxes	940	3,874	—
Unearned revenue	4,163	6,165	4,756
Other liabilities	476	(73)	(293)
All other operating activities, net	458	(1,426)	695

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	69,561	61,700	91,798

INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(12,552)	(21,971)	(24,704)
Proceeds from sale of property, plant, and equipment	205	262	385
Investment securities sold	11,972	—	8,083
Investment securities acquired	(750)	(5,900)	(13,110)
Proceeds from sale of investment properties	1,630	3,578	1,619

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	505	(24,031)	(27,727)

FINANCING ACTIVITIES
Proceeds from borrowings	205,000	—	—
Principal payments on debt	(185,000)	—	—
Dividends paid	(93,832)	(18,405)	(17,276)
Stock issued for employee benefit and compensation programs	4,175	1,579	914
Purchase of common stock	(46,197)	(26,583)	(15,281)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(115,854)	(43,409)	(31,643)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45,788)	(5,740)	32,428
Cash at beginning of year	62,177	67,917	35,489

CASH AND CASH EQUIVALENTS AT END OF YEAR	$16,389	$62,177	$67,917

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

     Variable interest entities are accounted for in accordance with Interpretation of Financial Standards (“FIN”) No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). The Interpretation requires the consolidation of entities by the party that is determined to be the “primary beneficiary” (as defined in FIN 46), as a result of its ownership, contractual or other financial interests in another entity. The Company evaluated each of its investments, as of December 31, 2004 and December 31, 2003, to determine if consolidation of the investee company would be required at that time. This analysis required the Company to use a number of estimates. These estimates may include, among other things, the future cash flows to be generated by the investee company, terminal multiples for assumed liquidation values, and discount rates to be used in present value calculations. Based on these analyses, it was determined that none of the Company’s investments at December 31, 2004 met the definition of a “variable interest entity”, and that one investment met the definition of a “variable interest entity” at December 31, 2003.

Variable Interest Entities

     As noted above, the Company performed an evaluation of its investments to determine if any investee companies were “variable interest entities” as defined by FIN 46. At December 31, 2003 one investment was determined to be a variable interest entity. This entity ceased operations during 2004 and the Company wrote-off its investment at that time. Liberty was a third party investor of the variable interest entity and had no other relationship with it or its management. The investee company was engaged in the development of digital entertainment to be viewed at existing movie theaters. Liberty acquired its interests from time to time since 2002 through the purchase of convertible notes. As of December 31, 2003, the carrying value of those notes, and the associated accrued interest, was approximately $4.9 million. Liberty’s maximum exposure to loss as a result of its involvement with this entity was limited to the value of its investment.

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

Cash and Cash Equivalents

     The Company includes with cash and cash equivalents all highly liquid investments which mature within three months of the date of acquisition. The Company routinely enters into repurchase agreements with banks whereby the Company makes overnight purchases of government securities using its available cash balances. The following day, the bank is required to repurchase the investments from the Company. The Company generally does not require collateral for these investments. Overnight investments of $8,223,000 and $15,772,000 were included in cash and cash equivalents at December 31, 2004 and 2003, respectively.

Receivables

     Receivables, net of allowance for doubtful accounts, are carried at cost, which approximates fair value. The Company calculates its allowance for doubtful accounts based on an estimation process. The Company uses a mathematical calculation coupled with the specific identification of certain accounts to estimate its allowance for doubtful accounts. Estimates of the likelihood of collection are made based on a multi-year historical average of the actual collections experience at each station. The Company charges accounts receivable off against its allowance for doubtful accounts when it deems them to be uncollectible on a specific identification basis. Portions of the Company’s accounts receivable are due from local and national advertising agencies. Such amounts are generally unsecured. No individual advertising agency accounted for ten percent or more of the Company’s accounts receivable at December 31, 2004 or 2003.

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

FCC Licenses and Goodwill

     FCC licenses and goodwill are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and Emerging Issues Task Force 02-7 “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets”( “EITF 02-7”). SFAS No. 142, which the Company adopted during the first quarter of 2002, requires that intangible assets with indefinite lives and goodwill no longer be amortized to earnings, but instead be reviewed for impairment at least annually. In accordance with EITF 02-7, the Company evaluates its FCC licenses at the individual asset level and its goodwill at the reporting unit level. As the goodwill arose from the acquisition of television stations, it has been allocated for impairment testing entirely to the television broadcasting segment.

     Prior to 2004, the Company used the “residual method” to estimate the value of its FCC licenses. In 2004, the Company adopted EITF Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“EITF Topic D-108”). Under EITF Topic D-108, registrants are required to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

use a direct value method for the impairment testing of indefinite lived intangible assets.

     Both SFAS No. 142 and EITF Topic D-108 require management to make certain estimates to determine the estimated fair value of the individual FCC licenses and the station group as a whole. These estimates include, among other things, the future cash flows to be generated by the stations and their FCC licenses, terminal multiples for assumed station sales, discount rates to be used in present value calculations, assumed values for fixed assets and network affiliation contracts, and assumed future capital expenditure levels. Actual results and future market conditions could differ from the estimates and assumptions used.

Private Debt Securities

     Private debt securities, included in the caption “Investments and Other Assets” on the face of the balance sheet, are classified as available-for-sale and are stated at fair value with unrealized gains and losses, after adjustment for deferred income taxes, reported directly in shareholders’ equity in accumulated other comprehensive income (loss). Interest income is recorded as earned over the life of the instrument and included in “net investment income” on the face of the income statement.

     The Company reviews information provided to it by the investee companies for indicators of impairment. Additionally, the Company will from time to time contact the management of the investee company and discuss its current situation and future prospects. The Company estimates the fair value of its investments in private debt securities by discounting the expected future cash flows using a current market rate appropriate for the yield, credit quality, and maturity of such investments. If the estimated fair value is determined to be less than the carrying value, the Company evaluates the impairment to determine if it is other-than-temporary. The Company evaluates the severity of the impairment and its ability and intent to hold the investment to maturity in determining if the impairment is other-than-temporary. As part of this analysis, the collectibility of the debt instrument is evaluated based on the most recent historical and projected financial information provided to the Company by the issuer and on the conversations with the investee company’s management, if applicable. The Company charges private debt securities off when it deems them to be uncollectible on a specific identification basis. Charges related to impaired private debt securities, included in the caption “net investment income” on the income statement were $6,296,000 in 2004. There were no such charges during 2003 or 2002.

Cost Method Securities

     The Company has investments in “cost method” securities, equity investments in non-public entities that are not required to be accounted for under the equity method of accounting. Cost method securities, included in the caption “Investments and Other Assets” on the face of the balance sheet, include provisions for impaired value when appropriate. The Company reviews the information provided to it by the investee companies for indicators of impairment (e.g. decreasing cash flows, decreasing sales or profitability, declining future prospects, or a significant write down of asset values). If such indicators exist, the Company performs an analysis to estimate the current fair value of the investment. Once it is determined that an impairment does exist, the Company considers the magnitude, severity, and duration of the impairment in determining if it is other-than-temporary. The cost of securities sold is based on the specific identification method. Charges related to impaired cost method securities, included in the caption “net investment income” on the income statement were $868,000, $2,048,000, and $3,546,000 in 2004, 2003, and 2002, respectively.

Real Estate Related Investments

     Realized gains and losses on the sale of real estate acquired for development and resale are included in net investment income. Realized gains and losses include write-downs for impaired values of investment assets. The Company establishes impairments on specific assets at the time the Company determines that the assets have been impaired and the impairment can be estimated. In performing this determination management utilizes, among other things, mathematical models and market information to determine if an impairment exists.

Program Contract Obligations

     Program contract obligations represent the gross amounts to be paid to program suppliers over the life of the contracts. Program rights acquired through the assumption of program contract obligations were approximately $7,415,000 and $7,345,000 for 2004 and 2003, respectively. Commitments for license agreements that were executed but were not reported in the accompanying balance sheets because they were not available for broadcast were $17,165,000 and $12,815,000 for 2004 and 2003, respectively.

Property, Plant, and Equipment

     Property, plant, and equipment are recorded at cost. Depreciation over the estimated useful lives of the properties is determined principally using the straight-line method with lives ranging from 3 to 44 years. During the fourth quarter of 2003, the Company changed the estimates of the useful lives used to account for back-up and redundant equipment. The new estimate results in the retirement of all assets that have not been utilized in the last twelve to twenty-four months. The changes in estimates resulted in a charge of $671,000 in the fourth quarter of 2003.

Station Revenues

     Station revenues are generated primarily from the sale of television advertising time, and are recognized in the period during which the advertising spots are aired. Station revenues are presented net of agency commissions of $34,976,000, $31,783,000, and $34,320,000 in 2004, 2003, and 2002, respectively. Station revenues also include revenues from the sale of advertising space on the stations’ internet web sites and from network affiliation contracts. Revenues from internet advertising and network affiliation contracts are recognized as earned over the lives of the contracts. Cash payments received in excess of revenue earned to-date on network affiliation contracts are recorded as unearned revenue.

Cable Advertising Revenues

     Cable advertising revenues are generated primarily from assisting local cable operators with the sale of commercial time available in cable network programs. Revenues are recognized in the period during which the advertising spots sold by the Company are aired by the local cable operator. Cable advertising and other revenues are presented net of commissions of $2,805,000, $2,493,000, and, $2,539,000 in 2004, 2003, and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

Barter Transactions

     Revenue from barter transactions is recognized when advertisements are broadcast. Barter revenue is recognized based on the fair value of merchandise or services received by the Company. Revenue from barter transactions was $4,041,000, $3,576,000, and $2,976,000 for the years 2004, 2003, and 2002, respectively.

     Merchandise or services received are charged to cost and expense when received or used. Expense related to barter transactions was $3,814,000, $3,320,000, and $3,079,000 for the years 2004, 2003, and 2002, respectively.

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

Reclassifications

     Reclassifications have been made in the 2003 and 2002 Consolidated Financial Statements to conform to the 2004 presentation.

3. Intangible Assets Subject to Amortization

     At December 31, 2004 and December 31, 2003, the Company’s intangible assets subject to amortization were comprised of leases acquired through station purchases for space on certain of its towers and loan costs associated with the Company’s line of credit.

     Estimated amortization expense resulting from intangible assets subject to amortization for the five year period ending 2009 is expected to be as follows:

Estimated
(In $000’s)	Amortization

2005	$298
2006	$245
2007	$243
2008	$242
2009	$241

4. FCC Licenses and Goodwill

     FCC licenses and goodwill are accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142, which the Company adopted during the first quarter of 2002, requires that intangible assets with indefinite lives and goodwill no longer be amortized to earnings, but instead be reviewed for impairment. In connection with the adoption of SFAS No. 142, the Company reduced the carrying value of its FCC licenses by $76.4 million ($47.4 million net of income taxes) as a cumulative effect of a change in accounting principle.

     EITF Topic No. D-108 “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“Topic D-108”), issued in September 2004, requires registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing to perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method are to be reported as a cumulative effect of a change in accounting principle.

     During the fourth quarter of 2004, the Company adopted Topic D-108. The Company performed its impairment test using an independent third-party appraiser following the guidance of Topic D-108. As the Company has, in the past, used the residual method to value its FCC licenses, in connection with the adoption of Topic D-108, the Company reduced the carrying value of its FCC licenses by $62.8 million ($40.6 million net of income taxes) as the cumulative effect of a change in accounting principle during the fourth quarter of 2004.

     At December 31, 2004 and December 31, 2003, the Company’s intangible assets not subject to amortization were comprised of FCC licenses and goodwill. The Company includes these assets in the broadcasting segment in Note 14 Segment Information, as they arose from the acquisition of television stations.

5. Investments and Other Assets

     The Company had no sales of available-for-sale securities during 2004 or 2003. The Company realized $8,083,000 of proceeds, $401,000 in gains and $147,000 in losses on the sale of available-for-sale securities in 2002. Gains and losses on the sale of available-for-sale securities are reported in net investment income on the face of the income statement.

     The major classifications of investments and other assets are as follows:

	December 31,
(In $000’s)	2004	2003

Private equity investments	$5,298	$11,629
Private debt securities (at fair value)	7,768	16,774
Real estate related investments	28	2,687
Venture capital funds	3,371	5,733
Investments in low income housing tax credits	3,355	5,310
Other	4,702	2,665

Total investments and other assets	$24,522	$44,798

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

     Investments in debt securities and marketable equity securities are accounted for in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 115 requires that all debt and marketable equity securities be classified into one of three categories — held to maturity, available-for-sale, or trading. The Company currently has no securities classified as held to maturity or trading.

     Investments are generally held in the Corporate segment and are reported on the following basis:

•	Private equity investments, all of which represent a voting interest of less than 20%, are carried at cost, which includes provisions for impaired value when appropriate.

•	Private debt securities classified as available-for-sale are stated at fair value with unrealized gains and losses, after adjustment for deferred income taxes, reported directly in shareholders’ equity in accumulated other comprehensive income (loss). Fair values for private debt securities are estimated by discounting the expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

•	Real estate related investments consist primarily of residential land and lots in various stages of development and completion, and receivables related to prior land sales. The Company’s real estate properties were held for sale at December 31, 2004 and 2003, and accordingly are carried at the lower of cost or fair market value less costs to sell.

•	Venture capital funds are generally carried at cost, which includes provisions for impaired value where appropriate.

•	Investments in low income housing tax credits are accounted for using the cost method, in accordance with Emerging Issues Task Force 94-1 “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects.” Under the cost method, any excess of the carrying amount of the investment over its estimated residual value is amortized over the remaining period during which the Company is to receive tax credits.

     The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

(In $000’s)

As of December 31, 2004	Less Than		12 Months
	12 Months		or Greater
	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss

Private debt securities	$7,768	$211	—	—
Venture capital funds, carried at cost	3,371	29	—	—

Total	$11,139	$240	—	—

     The unrealized loss on the Company’s investments in private debt securities was caused by interest rate increases. The contractual terms of the note do not permit the issuer to settle the note at a price less than the face value of the investment. Because the Company has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2004.

     The aggregate cost of the Company’s cost method investments totaled $12,024,000 at December 31, 2004. Investments with an aggregate cost of $11,818,000 were not evaluated for impairment because (a) the Company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” and (b) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. The remaining $206,000 of cost method investments consist of one venture capital fund. That investment was evaluated for impairment because of an adverse change in valuation as estimated by that partnership’s general partner. As a result of that evaluation, the Company identified an unrealized loss of $29,000. The Company evaluated the severity of the impairment (fair value is approximately 14% percent less than cost) and the duration of the impairment (less than 12 months), coupled with the Company’s ability an intent to hold the investment for a reasonable period of time sufficient for a recovery of fair value, in its determination that this investment is not other-than-temporarily impaired at December 31, 2004.

     The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

(In $000’s)

As of December 31, 2003	Less Than		12 Months
	12 Months		or Greater
	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss

Venture capital funds, carried at cost	$5,733	$198	—	—

Total	$5,733	$198	—	—

     Certain of the Company’s private equity and debt securities have conversion, anti-dilution, demand registration, and other features typical for instruments of these types. In addition, certain of these instruments have warrants attached that, if exercised, would allow the Company to purchase additional shares in certain of its investee companies at predetermined prices. These securities have maturities of up to five years.

     See Note 13 Fair Values of Financial Instruments for further discussion of the methods used to estimate the fair values of the Company’s financial instruments.

6. Revolving Credit Facility

     In March 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. The Company renewed the facility on substantially similar terms in each of the years 2002, 2003, and 2004. At the end of the term of the facility, any outstanding principal and interest will come due, unless the bank, in its sole discretion, otherwise extends the facility. The facility provides that the funds drawn may be used for working capital and other general corporate purposes, capital expenditures, purchases of common stock, acquisitions, and investments. The Company had $20 million of debt outstanding at December 31, 2004. The Company paid $768,000 of interest during 2004. The Company had no outstanding debt, nor interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

expense, during 2003 or 2002. As of December 31, 2004 interest is payable at 3.04%.

     The revolving credit facility has both an interest coverage and a leverage coverage covenant. These covenants, which involve debt levels, interest expense, EBIT, and EBITDA (measures of cash earnings defined in the revolving credit agreement), can affect the interest rate on current and future borrowings. The Company was in compliance with all covenants throughout 2004.

     As of December 31, 2004, the Company’s credit facility restricted payments for dividends and purchases of its common stock to no more than $180 million during the period January 1, 2004 through December 31, 2004, and for periods after January 1, 2005 to $100 million plus fifty percent of cumulative net income of the Company for all fiscal periods beginning January 1, 2004.

     Subsequent to December 31, 2004, the Company amended the credit facility. The amendment, among other things, extends the term of the facility through May 17, 2006 and increases the aggregate facility commitment from $100 million to $150 million. The amended credit facility restricts payments for dividends and purchases of common stock to no more than $180 million during the period January 1, 2005 through December 31, 2005, and for periods after January 1, 2006 to $100 million plus fifty percent of cumulative net income of the Company for all fiscal periods beginning January 1, 2005.

7. Shareholders’ Equity

     The Company has adopted a Shareholder Rights Plan and declared a dividend of one preferred stock purchase right for each outstanding share of common stock. Upon becoming exercisable, each right entitles the holder to purchase for a price of $150.00 one one-hundredth of a share of Series A Participating Cumulative Preferred Stock. All of the rights may be redeemed by the Company at a price of $0.01 per right until ten business days (or such later date as the Board of Directors determines) after the public announcement that a person or group has acquired beneficial ownership of 20 percent or more of the outstanding common shares (“Acquiring Person”). Upon existence of an Acquiring Person, the Company may redeem the rights only with the concurrence of a majority of the directors not affiliated with the Acquiring Person. The rights, which do not have voting power and are not entitled to dividends, expire on August 7, 2010. The rights are not exercisable until ten business days after the public announcement that a person has become an Acquiring Person or after the commencement of a tender offer or exchange offer if, upon consummation, such person or group would become an Acquiring Person. If, after the rights become exercisable, the Company becomes involved in a merger or certain other major corporate transactions, each right will entitle its holder, other than the Acquiring Person, to receive common shares with a deemed market value of twice such exercise price. There are 10,000,000 shares of preferred stock, no par value per share authorized for issuance. At December 31, 2004 and December 31, 2003, there were 140,000 shares of preferred stock that were reserved for issuance in connection with the Shareholder Rights Plan.

     The Company acquired 991,834, 625,600, and 404,400 shares of its common stock during 2004, 2003, and 2002, respectively.

     The components of unrealized appreciation (depreciation) on fixed maturity securities available for sale (see Notes 5 and 13) in the balance sheet caption Unrealized Investment Gains and Losses as of December 31 are as follows:

(In $000s)	2004	2003

Carrying value of securities	$7,768	$16,774
Amortized cost of securities	(7,979)	(16,390)

Net unrealized appreciation (depreciation)	(211)	384
Deferred income taxes	79	(146)

Total	$(132)	$238

     Subsequent to December 31, 2004, the Company’s Board of Directors declared a special dividend of $4.00 per share, or approximately $74.0 million.

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

     The information presented in this footnote does not reflect the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) signed into law December 8, 2003. Specifically, the measures of the Accumulated Postretirement Benefit Obligation and the Net Periodic Postretirement Benefit cost shown do not reflect the Act. Specific authoritative guidance on the accounting treatment of the Act is pending and upon issuance, may require a change in previously reported information.

     The information set forth in the tables below is based upon a measurement date of December 31, of each respective year. Net periodic postretirement benefit cost included the following components:

(In $000s)	2004	2003	2002

Service cost	$25	$27	$29
Amortization of prior service cost	3	2	3
Amortization of actuarial net (gain) loss	21	—	(3)
Interest cost	134	111	137

Net periodic postretirement benefit cost	$183	$140	$166

     The following schedule reconciles the accumulated postretirement benefit obligation included in other liabilities on the balance sheets as of December 31:

(In $000’s)	2004	2003

Benefit obligation at beginning of year	$2,259	$1,723
Service cost	25	27
Interest cost	134	111
Plan participants’ contributions	181	165
Benefits paid	(457)	(407)
Change in plan provisions	27	—
Actuarial gain (loss )	(67)	640

Benefit obligation at end of year	$2,102	$2,259

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

     The following schedule reconciles the status of the Company’s plan with the unfunded postretirement benefit obligation included in its balance sheets at December 31:

(In $000’s)	2004	2003

Funded status	$2,102	$2,259
Unrecognized prior service cost	(43)	(18)
Unrecognized net gain (loss)	(399)	(488)

Accrued postretirement benefit obligation	$1,660	$1,753

     The weighted-average discount rate is 6.0% and 6.25% for 2004 and 2003, respectively. At December 31, 2004, a 5.5% annual rate of increase in the per capita cost of covered medical benefits is assumed for 2005. The rate is to remain at 5.5% in 2006 and thereafter. At December 31, 2003, a 5.5% annual rate of increase in the per capita cost of covered medical benefits was assumed for 2004. The rate was to remain at 5.5% in 2005 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plans. The Company expects its contributions to the Plan for the year 2005 to be approximately $200,000.

     A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1%	1%
(In $000’s)	Increase	Decrease

Effect on total of service and interest rate components	$1	$(1)
Effect on postretirement benefit obligation	$10	$(10)

     The estimated benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter is as follows:

Estimated
(In $000’s)	Benefits

2005	$200
2006	$194
2007	$189
2008	$184
2009	$176
2010 - 2014	$803

     The Company has a retirement and savings plan for substantially all of its employees. The Plan has features of both a profit sharing plan and a voluntary thrift plan qualified under Section 401(k) of the Internal Revenue Code. The profit sharing component of the Plan allows for contributions to be made to the Plan at the discretion of the Board of Directors, of which up to 50% may be made in the form of Company common stock. Contributions for this component of the Plan were $3,294,000, $2,997,000, and $3,022,000 in 2004, 2003, and 2002, respectively. The 401(k) component of the Plan allows employees to contribute to the Plan and the Company will make a matching contribution of up to 3% of the employees’ compensation. The Company’s matching contribution percentage may be changed at the discretion of the Company’s Board of Directors. The Company’s contributions for this component of the Plan were $1,791,000, $1,619,000, and $1,551,000 in 2004, 2003, and 2002, respectively.

9. Stock Ownership and Stock Option Plans

     The Company has a Performance Incentive Compensation Program (the “Program”) which provides that the Compensation Committee of the Board of Directors may grant: (a) incentive stock options within the meaning of Section 422 of the Internal Revenue Code; (b) non-qualified stock options; (c) performance units; (d) awards of restricted shares of the Company’s common stock; (e) awards of unrestricted shares of the Company’s common stock; (f) phantom stock units; (g) or any combination of the foregoing to outside directors, officers and key employees provided, however, that non-employee directors are not eligible to receive incentive stock options. Only common stock, not to exceed 5,000,000 shares, may be delivered under the Program; shares so delivered will be made available from the authorized but unissued shares or from shares reacquired by the Company, including shares purchased in the open market. The aggregate number of shares that may be acquired by any participant in the Program is limited to a maximum of 400,000 stock options during a single calendar year and a maximum of 100,000 shares of other stock-based awards during a single calendar year. As of December 31, 2004, 53 employees, officers and outside directors were participants in the Program.

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

     Of the non-qualified options outstanding, 592,284 were exercisable at December 31, 2004; 562,958 were exercisable at December 31, 2003; and 454,259 were exercisable at December 31, 2002. The options expire on various dates beginning in May 2006, and ending in June 2012.

     In accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, the Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for awards of restricted shares. Expense is recognized on a straight-line basis over the vesting period of the restricted shares. Expense related to restricted shares totaled $3,651,000, $1,928,000, and $990,000 for the years ended December 31, 2004, 2003, and 2002 respectively.

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

     The Company granted no stock options during 2004 or 2003. The weighted average grant-date estimated fair value of grants

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

made during 2002 using a Black-Scholes option valuation model, and the weighted average assumptions used to determine the estimated fair value were as follows:

2002

Estimated fair value	$9.55
Underlying assumptions used to determine estimated fair value:
Risk free interest rate	4.40%
Dividend yield	2.2%
Expected stock price volatility	0.23
Weighted average expected life	6 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting periods. The Company’s pro forma information is as follows:

(In $000’s, except per share amounts)	2004	2003	2002

Stock-based compensation cost included in net income (net of taxes)	$2,225	$1,205	$619

Net income (loss):
As reported	$(1,996)	$23,897	$(14,393)

Pro forma compensation expense (net of taxes)	(794)	(774)	(901)

Pro forma net income (loss)	$(2,790)	$23,123	$(15,294)

Basic earnings (loss) per share:
As reported	$(0.11)	$1.25	$(0.73)
Pro forma	(0.15)	1.21	(0.78)
Diluted earnings (loss) per share:
As reported	$(0.11)	$1.24	$(0.73)
Pro forma	(0.15)	1.20	(0.78)

     The following table summarizes information concerning currently outstanding and exercisable stock options:

			Wtd.		Wtd.
	Number	Wtd. Avg.	Avg.	Number	Avg.
Range of	Out-	Remaining	Exercise	Exercis-	Exercise
Exercise Prices	standing	Life	Price	able	Price

$31.25 - $34.99	673,945	6.18	$33.28	392,345	$33.24
$35.00 - $39.99	81,585	6.30	$38.98	48,089	$38.78
$40.00 - $51.00	151,850	2.90	$42.70	151,850	$42.70

Total or wtd. average	907,380	5.64	$35.37	592,284	$36.67

     At December 31, 2004, there were 297,513 shares of the Company’s stock reserved for future grants under the Program.

     The following table summarizes activity in the Program during the three years ending December 31, 2004:

			Non-Qualified
	Restricted Shares		Stock Options
		Market
	Number	Price at		Average
	of	Date	Number	Exercise
	Shares	Granted	of Options	Price

Outstanding at January 1, 2002	125,000		1,144,538	$34.94
Awarded	32,500	$34.00	35,100	$39.50
Vested	(25,000)	$35.55
Exercised			(27,344)	$33.44
Forfeited	—	—	(4,550)	$45.50

Outstanding at December 31, 2002	132,500		1,147,744	$35.07
Awarded	60,300	$42.07	—	—
Vested	(46,300)	$39.98
Exercised			(45,184)	$34.99
Forfeited	—	—	(68,350)	$34.83

Outstanding at December 31, 2003	146,500		1,034,210	$35.09
Awarded	372,225	$44.71	—	—
Vested	(40,600)	$36.94
Exercised			(126,230)	$33.07
Forfeited	—	—	(600)	$39.50

Outstanding at December 31, 2004	478,125		907,380	$35.37

10. Provision for Income Taxes

     The provision for income taxes from continuing operations consists of the following:

(In $000’s)	2004	2003	2002

Current:
Federal	$26,026	$10,614	$7,274
State and local	4,928	1,572	622

Total current	30,954	12,186	7,896
Deferred:
Federal	(26,721)	2,052	10,960
State and local	(2,910)	101	940

Total deferred	(29,631)	2,153	11,900

Total tax provision	$1,323	$14,339	$19,796

Cumulative effect of a change in accounting principle	$(22,216)	$—	$(29,045)

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition, accruals for potential tax exposure items are included in the deferred income tax liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

     Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2004 and 2003 are as follows:

(In $000’s)	2004	2003

Deferred tax liabilities:
Basis in fixed assets	$16,341	$12,603
Basis in intangible assets	53,400	75,301
Reserve for contingent tax liabilities	2,861	15,986
Other	304	—

Total deferred tax liabilities	72,906	103,890
Deferred tax assets:
Bad debts	898	657
Long term receivables	2,488	2,420
Net operating losses/tax credits/ capital losses	6,347	7,222
Employee benefits	5,658	3,936
Impairment of assets	3	357
Unearned revenue	3,833	4,458
Book over tax partnership losses	590	586
Valuation allowances	(4,645)	(2,980)

Total deferred tax assets	15,172	16,656

Net deferred tax liability	$57,734	$87,234

     The following table reconciles income tax from continuing operations computed at the U.S. federal statutory tax rates to income tax expense:

(In $000’s)	2004	2003	2002

Federal income tax rate	35%	35%	35%
Rate applied to pre-tax income	$13,966	$13,383	$18,476
State taxes, net of federal tax benefit	1,185	2,118	2,275
Tax credits	(1,309)	(1,331)	(1,000)
Changes in contingent tax liabilities	(13,125)	—	—
Changes in valuation allowances	1,665	1,530	—
Other	(1,059)	(1,361)	45

Provision for income taxes	$1,323	$14,339	$19,796

     It is the Company’s policy to establish contingent tax liabilities for income taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the contingent tax liabilities based upon management’s assessment of exposures related to the recognition of revenue or the deductions in its tax returns and the probability of payment. The contingent tax liabilities are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserve. For example, if the statutory period for assessing tax on a given tax return or period lapses, the contingent tax liability associated with that period may be adjusted. In addition, the adjustment to the contingent tax liability may reflect additional exposure based on current calculations. To the extent the Company were to prevail in matters for which accruals have been established, statutory periods for assessing taxes lapse, or it be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period could be materially affected.

     During 2004, the Company reassessed its contingent tax liabilities and made adjustments related to, among other things, the statute of limitations expiring for certain previous tax years, and management’s estimate of an expected favorable outcome of a current examination. At December 31, 2004, the Company increased its valuation allowances related to deferred tax assets associated with certain operating loss carryforwards, and income tax refunds, as the available objective evidence creates sufficient uncertainty regarding the realizability of these assets.

     The Company has state operating loss carryforwards of approximately $125,185,000 expiring from 2005 to 2024. The Company utilized state operating loss carryforwards of approximately $14,319,000 and $21,460,000 in 2004 and 2003, respectively. Income taxes paid were approximately $5,941,000, $8,176,000, and $8,954,000 in 2004, 2003, and 2002, respectively.

11. Quarterly Results of Operations (Unaudited)

     During the third quarter of 2004, the statute of limitations expired related to contingent tax liabilities established for certain previous tax years, and accordingly approximately $5,645,000 of contingent tax liabilities were released. In addition, during the fourth quarter of 2004, approximately $7,500,000 related to a specific examination was released due to management’s estimate of an expected favorable outcome.

     During the fourth quarter of 2003, the Company changed the estimates of the useful lives used to account for back-up and redundant equipment. The new estimate results in the retirement of all assets that have not been utilized in the last twelve to twenty-four months. The change in estimate resulted in a charge of $671,000 in the fourth quarter of 2003.

     Quarterly results of operations for each of the years ended December 31, 2004 and 2003 are as follows:

(In $000’s, except per
share data)		Quarter Ended 2004

	March 31	June 30	Sept. 30	Dec. 31

Net revenues	$47,831	$55,037	$53,606	$62,583
Operating income	$8,062	$9,886	$9,248	$18,264
Income before the cumulative effect of a change in accounting principle	$4,620	$3,066	$12,202	$18,702
Cumulative effect of a change in accounting principle	—	—	—	$(40,586)
Net income (loss)	$4,620	$3,066	$12,202	$(21,884)
Basic earnings per share before the cumulative effect of a change in accounting principle	$0.25	$0.17	$0.67	$1.03
Diluted earnings per share before the cumulative effect of a change in accounting principle	$0.24	$0.16	$0.66	$1.02

(In $000’s, except per
share data)		Quarter Ended 2003

	March 31	June 30	Sept. 30	Dec. 31

Net revenues	$43,934	$51,661	$49,360	$55,329
Operating income	$5,472	$11,512	$9,116	$12,484
Net income	$3,355	$6,792	$6,119	$7,631
Basic earnings per share	$0.17	$0.36	$0.32	$0.40
Diluted earnings per share	$0.17	$0.35	$0.32	$0.40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

12. Earnings Per Share

     The following tables reconcile the numerators and denominators for the basic and diluted earnings from continuing operations per share calculations for the years ended December 31, 2004, 2003, and 2002:

(In $000’s, except per share data)
		Shares	Per
	Income	(Denom-	Share
For the Year Ended 2004	(Numerator)	inator)	Amount

Basic EPS:
Income before the cumulative effect of a change in accounting principle available to common shareholders	$38,590	18,452	$2.09

Effect of Dilutive Securities:
Stock options	—	123

Diluted EPS:
Income before the cumulative effect of a change in accounting principle available to common shareholders plus assumed conversions	$38,590	18,575	$2.08

(In $000’s, except per share data)
		Shares	Per
	Income	(Denom-	Share
For the Year Ended 2003	(Numerator)	inator)	Amount

Basic EPS:
Income before the cumulative effect of a change in accounting principle available to common shareholders	$23,897	19,123	$1.25

Effect of Dilutive Securities:
Stock options	—	125

Diluted EPS:
Income before the cumulative effect of a change in accounting principle available to common shareholders plus assumed conversions	$23,897	19,248	$1.24

(In $000’s, except per share data)
		Shares	Per
	Income	(Denom-	Share
For the Year Ended 2002	(Numerator)	inator)	Amount

Basic EPS:
Income before the cumulative effect of a change in accounting principle available to common shareholders	$32,995	19,610	$1.68

Effect of Dilutive Securities:
Stock options	—	84
Diluted EPS:
Income before the cumulative effect of a change in accounting principle available to common shareholders plus assumed conversions	$32,995	19,694	$1.68

     The diluted income from continuing operations per common share calculation excludes the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. For the years ended December 31, 2004, 2003, and 2002, the Company had approximately 28,000, 29,000 and 235,000 weighted average options which were not included in the diluted income from continuing operations per common share calculation as their effect was anti-dilutive.

13. Fair Values of Financial Instruments

     SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires the disclosure of the estimated fair value of all financial instruments, including both assets and liabilities, unless specifically exempted. The following methods were used to estimate the fair values of the Company’s financial instruments.

•	Cash and cash equivalents: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

•	Receivables and accounts payable: The carrying amounts reported in the balance sheet for these instruments approximate their fair value due to the short maturity of these items.

•	Program contract obligations: Fair values of program contract obligations are estimated to approximate their carrying value as a result of their short term nature.

•	Private debt securities: The carrying amounts reported in the balance sheet for these securities approximate their fair value. Fair values are estimated by discounting the expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

•	Marketable equity securities: The fair values for the available-for-sale marketable equity securities are based on quoted market prices.

•	Revolving credit facility: The carrying amount reported in the balance sheet approximates the fair value due to the floating interest rate associated with the facility.

•	Investments in private equity securities, venture capital funds, and low income housing tax credits: The Company determined that it was not practicable to estimate the fair values of its private equity, venture capital, and low income housing tax credit investments because of a lack of primary and secondary market prices and the inability to estimate fair values without incurring excessive costs.

     See Note 5 Investments and Other Assets for additional information on investments and their carrying values.

14. Segment Information

     The Company operates primarily in the television broadcasting and cable advertising businesses. The Company currently owns and operates fifteen television stations, located principally in the South and Midwest. Each of the stations is affiliated with a major network, with eight NBC affiliates, five ABC affiliates, and two CBS affiliates. The Company evaluates segment performance based on operating income, excluding unusual or non-operating items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

     The following tables summarize financial information by segment for the periods ended December 31, 2004, 2003, and 2002, respectively:

(In $000’s)
As of and For the Year			Corporate
Ended December 31, 2004	Broadcasting	Cable	& Other	Total

Revenues (net of commissions)	$204,357	$14,613	$87	$219,057
Expenses:
Operating	122,014	12,151	19,672	153,837
Depreciation and amortization	17,836	436	1,488	19,760

Total operating expenses	139,850	12,587	21,160	173,597
Operating income (loss)	64,507	2,026	(21,073)	45,460
Net investment income (loss)			(4,764)	(4,764)
Interest expense			(783)	(783)

Income before income taxes and the cumulative effect of a change in accounting principle				$39,913

Segment assets	$493,099	$3,431	$31,309	$527,839
Expenditures for property, plant, and equipment	$11,736	$71	$745	$12,552

(In $000’s)
As of and For the Year			Corporate
Ended December 31, 2003	Broadcasting	Cable	& Other	Total

Revenues (net of commissions)	$186,045	$13,925	$314	$200,284
Expenses:
Operating	116,776	11,822	14,640	143,238
Depreciation and amortization	16,215	499	1,748	18,462

Total operating expenses	132,991	12,321	16,388	161,700
Operating income (loss)	53,054	1,604	(16,074)	38,584
Net investment income (loss)			(348)	(348)

Income before income taxes and the cumulative effect of a change in accounting principle				$38,236

Segment assets	$557,535	$4,039	$100,691	$662,265
Expenditures for property, plant, and equipment	$20,755	$289	$927	$21,971

(In $000’s)
As of and For the Year			Corporate
Ended December 31, 2002	Broadcasting	Cable	& Other	Total

Revenues (net of commissions)	$192,168	$14,100	$410	$206,678
Expenses:
Operating	110,672	11,900	14,169	136,741
Depreciation and amortization	15,858	578	1,326	17,762

Total operating expenses	126,530	12,478	15,495	154,503
Operating income (loss)	65,638	1,622	(15,085)	52,175
Net investment income (loss)			616	616

Income before income taxes and the cumulative effect of a change in accounting principle				$52,791

Expenditures for property, plant, and equipment	$21,472	$253	$2,979	$24,704

15. Commitments and Contingencies

     The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. It is the opinion of management and legal counsel that these actions will not have a material effect on the financial position or results of operations of the Company. The Company has lease agreements for broadcast, data processing, and telephone equipment, along with rent for certain office space. Most of these agreements have optional renewal provisions covering additional periods of one to ten years. All leases were made in the ordinary course of business and contain no significant restrictions or obligations. Annual rental expense amounted to approximately $1,510,000, $1,343,000, and $1,023,000 in 2004, 2003, and 2002, respectively.

     Future commitments under operating leases are shown below:

Year	(In $000’s)
2005	$674
2006	414
2007	81
2008	29
2009	5
Thereafter	4

Total	$1,207

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

16. New Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (Revised 2004), Share-Based Payment (“Statement No. 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in
Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is required to be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES

     Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     The Company plans to adopt Statement 123(R) using the modified prospective method.

     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The Company has not granted stock options to its employees since June of 2002. While authorized under its incentive compensation program to grant stock options, at this time the Company does not intend to make future stock option grants. Therefore, the Company anticipates that the effect of Statement 123(R) will be limited to expensing the remaining value of it previously granted but unvested options. The Company believes that the estimated effect of Statement 123(R) on net income will be approximately $400,000, $230,000, and $20,000 in the years 2005, 2006, and 2007 respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
The Liberty Corporation:

We have audited the accompanying consolidated balance sheets of The Liberty Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Liberty Corporation and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company adopted Emerging Issues Task Force Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” during the fourth quarter of 2004 and changed the method of accounting used to value its indefinite lived intangible assets other than goodwill.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Liberty Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greenville, South Carolina
March 2, 2005

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are also effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company‘s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on our assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

     The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. The independent registered public accounting firm‘s report follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Liberty Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Liberty Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Liberty Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The Liberty Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Liberty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Liberty Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2004 of The Liberty Corporation and our report dated March 2, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greenville, South Carolina
March 2, 2005

Changes in internal control over financial reporting.

     During the fourth fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning Directors of the Company is contained in The Liberty Corporation Proxy Statement for the May 3, 2005 Annual Meeting of Shareholders and is incorporated in this Item 10 by reference.

     Executive Officers

     The following is a list of the Executive Officers of the Registrant indicating their age and certain biographical data.

W. HAYNE HIPP, Age 65
Chairman of the Board of Liberty since May, 1995
Chairman of the Board of Cosmos since May, 1995
Chief Executive Officer of Liberty since January, 1979

HOWARD L. SCHROTT, Age 50
Chief Financial Officer of Liberty since January, 2001
Chief Financial Officer of Wink Communications Inc., a provider of complete end-to-end systems for low-cost electronic commerce on television, from May, 1999 to December, 2000
Chief Financial Officer of Emmis Communications Corporation, a diversified media company, from 1991, to May, 1999

JAMES M. KEELOR, Age 62
President of Liberty since February, 2002
President of Cosmos since February, 1992
Vice President, Operations, of Cosmos from December, 1989 to February, 1992

MARTHA G. WILLIAMS, Age 63
Vice President, General Counsel & Secretary of Liberty since January, 1982
Secretary and Counsel of Cosmos since February, 1982

JONATHAN W. NORWOOD, Age 36
Controller of Liberty since April, 2001
Chief Financial Officer of TeamVest, a provider of 401(k) retirement plan services, from January, 2000 to March, 2001
Director of Finance of TeamVest from March, 1996 to December, 1999

Item 11. Executive Compensation

     Information concerning Executive Compensation and transactions is contained in The Liberty Corporation Proxy Statement for the May 3, 2005 Annual Meeting of Shareholders and is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information concerning Security Ownership of Certain Beneficial Owners and Management is contained in The Liberty Corporation Proxy Statement for the May 3, 2005 Annual Meeting of Shareholders and is incorporated in this Item 12 by reference.

Equity Compensation Plan Information

Number of Securities
Remaining Available For
	Number of Securities To Be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants, and Rights	Warrants, and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	907,380	$35.37	297,513
Equity compensation plans not approved by security holders	—	N/A	N/A

Total	907,380	$35.37	297,513

Item 13. Certain Relationships and Related Transactions

     Information concerning Certain Relationships and Related Transactions is contained in The Liberty Corporation Proxy Statement for the May 3, 2005 Annual Meeting of Shareholders and is incorporated in this Item 13 by reference.

Item 14. Principal Accounting Fees and Services

     Information concerning Principal Accounting Fees and Services is contained in The Liberty Corporation Proxy Statement for the May 3, 2005 Annual Meeting of Shareholders and is incorporated in this Item 14 by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) and (2). List of Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of The Liberty Corporation and Subsidiaries for the three years ended December 31, 2004 are submitted in Part II, Item 8 of this report:

Consolidated Balance Sheets — December 31, 2004 and 2003
Consolidated Statements of Income — For the three years ended December 31, 2004
Consolidated Statements of Shareholders’ Equity — For the three years ended December 31, 2004
Consolidated Statements of Cash Flows — For the three years ended December 31, 2004
Notes to Consolidated Financial Statements — December 31, 2004

     The following consolidated financial statement schedule of The Liberty Corporation and Subsidiaries is included in Item 15(c):

     II — Valuation and Qualifying Accounts and Reserves

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission, but which are excluded from this report, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3). List of Exhibits

3.1	Restated Articles of Incorporation, as amended through May 6, 1997 (filed with the Registrant’s Quarterly Report on Form 10Q/A for the period ended March 31, 1997 and incorporated herein by reference)

3.2	Bylaws, as amended through August 3, 1999, filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

4.1	See Articles 4, 5, 7 and 9 of the Company’s Restated Articles of Incorporation (filed as Exhibit 3.1) and Articles I, II and VI of the Company’s Bylaws (filed as Exhibit 3.2).

4.2	See the Form of Rights Agreement dated as of August 7, 1990 between The Liberty Corporation and The Bank of New York, as Rights Agent, which includes as Exhibit B thereto the form of Right Certificate (filed as Exhibits 1 and 2 to the Registrant’s Form 8-A, dated August 10, 1990, and incorporated herein by reference) with respect to the Rights to purchase Series A Participating Cumulative Preferred Stock, and the Registrant’s Form 8-A, dated October 12, 2000 amending the Form of Rights Agreement to, among other things, appoint a successor rights agent (American Stock Transfer & Trust Company), and extend the expiration date to August 7, 2010, also incorporated herein by reference.

4.3	See Credit Agreement dated March 21, 2001 (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2001, and incorporated herein by reference) ,the related Third Amendment To Credit Agreement dated May 20, 2002 (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2002, and incorporated herein by reference), the Fourth Amendment To Credit Agreement dated May 19, 2003 (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003, and incorporated herein by reference) and the Sixth Amendment To Credit Agreement dated January 26, 2005 (filed as Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated January 26, 2005, and incorporated herein by reference).

10.1	See Credit Agreement dated March 21, 2001, and the related Third Amendment To Credit Agreement dated May 20, 2002, Fourth Amendment To Credit Agreement dated May 19, 2003 and the Sixth Amendment To Credit Agreement dated January 26, 2005 (filed as Exhibit 4.3).

10.2	The Liberty Corporation Performance Incentive Compensation Program, as amended and restated on February 1, 2000, filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

10.3	The Liberty Corporation Supplemental Executive Savings Plan as Amended and Restated Effective December 31, 2004

11.	The Liberty Corporation and Subsidiaries Consolidated Earnings per Share Computation included in Note 12 of the “Notes to Consolidated Financial Statements” filed on page 33 of this report.

21.	The Liberty Corporation and Subsidiaries, List of Subsidiaries

23.	Consent of Independent Registered Public Accounting Firm

24.	Powers of Attorney applicable for certain signatures of members of the Board of Directors in Registrant’s10-K filed for the years ended December 31, 1983, 1985, 1989, 1994, 1995, 1996, 1997 1998, 1999, 2000, and 2001.

31.	Rule 13a-14(a)/15d-14(a) Certifications

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b). Exhibits Filed With This Report

10.3	The Liberty Corporation Supplemental Executive Savings Plan as Amended and Restated Effective December 31, 2004

11.	The Liberty Corporation and Subsidiaries Consolidated Earnings per Share Computation included in Note 12 of the “Notes to Consolidated Financial Statements” filed on page 33 of this report.

21.	The Liberty Corporation and Subsidiaries, List of Subsidiaries

23.	Consent of Independent Registered Public Accounting Firm

31.	Rule 13a-14(a)/15d-14(a) Certifications

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c). Consolidated Financial Statement Schedule Filed With This Report

     II — Valuation and Qualifying Accounts and Reserves — For the Three Years Ended December 31, 2004

THE LIBERTY CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE THREE YEARS ENDED DECEMBER 31, 2004
(In $000’s)

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End
Deducted From Asset Accounts	of Period	Expenses	Accounts	Deductions		of Period
Year Ended December 31, 2004
Accounts receivable - reserve for bad debts	$1,738	$958	$—	$377	(a)	$2,319

Deferred income taxes - reserve for deferred tax assets	$2,980	$1,665	$—	$—		$4,645

Year Ended December 31, 2003
Accounts receivable - reserve for bad debts	$1,963	$757	$—	$982	(a)	$1,738

Deferred income taxes - reserve for deferred tax assets	$1,450	$1,530	$—	$—		$2,980

Year Ended December 31, 2002
Accounts receivable - reserve for bad debts	$2,250	$1,215	$—	$1,502	(a)	$1,963

Deferred income taxes - reserve for deferred tax assets	$1,450	$—	$—	$—		$1,450

Notes:
(a) Uncollectible accounts written off, net of recoveries.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, as of the 2nd day of March, 2005.

THE LIBERTY CORPORATION	By:	/s/ Hayne Hipp

Registrant		Hayne Hipp
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 2nd day of March, 2005.

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

*Martha G. Williams,
as Special Attorney in Fact

Annual Report on Form 10-K
The Liberty Corporation
December 31, 2004

Index to Exhibits

		Page
	EXHIBITS	Number
10.3	The Liberty Corporation Supplemental Executive Savings Plan as Amended and Restated Effective December 31, 2004	46

11.	The Liberty Corporation and Subsidiaries Consolidated Earnings Per Share Computation (incorporated herein by reference to Note 12 of the “Notes to Consolidated Financial Statements” included in Part II Item 8 of this report).	33

21.	The Liberty Corporation and Subsidiaries, List of Significant Subsidiaries	53

23	Consent of Independent Registered Public Accounting Firm	54

31	Rule 13a-14(a)/15d-14(a) Certifications	55-56

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	57