Form 10-K/A
period 2004-12-31
LIBERTY CORP
filed 2005-03-17
CIK 59229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

This report is comprised of pages 1 through 7. The exhibit index is on page 4.

Explanatory Note:

The Liberty Corporation (the “Company”) is filing this Amendment to the Annual Report on Form 10-K filed March 4, 2005 (the “Original Form 10-K”) to replace Exhibit 23 (Consent of Independent Registered Public Accounting Firm) with the amended version submitted herewith. The original Exhibit 23 omitted Ernst & Young LLP's consent to the incorporation by reference into certain of the Company's SEC filings of Ernst and Young LLP's report dated March 2, 2005 with respect to Company management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, as of the 17th day of March, 2005.

THE LIBERTY CORPORATION	By:	/s/ Hayne Hipp

Registrant		Hayne Hipp
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 17th day of March, 2005.

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

*Martha G. Williams,
as Special Attorney in Fact

Annual Report on Form 10-K
The Liberty Corporation
December 31, 2004

Index to Exhibits

		Page
	EXHIBITS	Number

23	Consent of Independent Registered Public Accounting Firm	5

31	Rule 13a-14(a)/15d-14(a) Certifications	6-7

4