Form 10-Q
period 2005-03-31
LIBERTY CORP
filed 2005-05-03
CIK 59229

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

Number of shares Outstanding
Title of each class	as of March 31, 2005
Common Stock	18,342,051

PART I, ITEM 1
FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
(In 000’s)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$96,376	$16,389
Receivables (net of allowance for doubtful accounts)	36,300	41,576
Program rights	3,346	4,766
Prepaid and other current assets	5,989	6,077
Income taxes receivable	373	—
Deferred income taxes	2,806	2,453

Total current assets	145,190	71,261

Property, plant, and equipment
Land	5,636	5,636
Buildings and improvements	44,486	44,073
Furniture and equipment	175,054	172,993
Less: Accumulated depreciation	(138,422)	(134,133)

	86,754	88,569

Intangible assets subject to amortization (net of $588 and $701 accumulated amortization in 2005 and 2004, respectively)	406	234
FCC licenses	241,866	241,866
Goodwill	101,387	101,387
Investments and other assets	23,881	24,522

Total assets	$599,484	$527,839

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$13,521	$21,396
Dividends payable	76,260	4,510
Program contract obligations	3,263	4,791
Accrued income taxes	—	3,573

Total current liabilities	93,044	34,270

Unearned revenue	15,499	15,965
Deferred income taxes	60,246	60,187
Other liabilities	6,789	7,097
Revolving credit facility	112,000	20,000

Total liabilities	287,578	137,519

Shareholders’ equity
Common stock	44,270	49,273
Unearned stock compensation	(16,043)	(17,396)
Retained earnings	283,858	358,575
Unrealized investment losses	(179)	(132)

Total shareholders’ equity	311,906	390,320

Total liabilities and shareholders’ equity	$599,484	$527,839

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2005	2004
(In 000’s, except per share data)	(Unaudited)
REVENUES
Television station revenues (net of commissions)	$43,526	$44,600
Cable advertising and other revenues (net of commissions)	2,998	3,231

Net revenues	46,524	47,831

EXPENSES
Operating expenses (exclusive of depreciation and amortization shown separately below)	31,391	30,239
Amortization of program rights	1,876	1,735
Depreciation and amortization of intangibles	4,743	4,492
Corporate, general, and administrative expenses	4,468	3,303

Total operating expenses	42,478	39,769

Operating income	4,046	8,062

Net investment income (loss)	1,734	(650)
Interest expense	(192)	(20)

Income before income taxes	5,588	7,392

Provision for income taxes	2,141	2,772

NET INCOME	$3,447	$4,620

BASIC EARNINGS PER COMMON SHARE:	$0.19	$0.25

DILUTED EARNINGS PER COMMON SHARE:	$0.19	$0.24

Dividends per common share	$0.25	$0.25
Special dividend per common share	$4.00	$4.00

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
(In 000’s)	(Unaudited)
OPERATING ACTIVITIES
Net income	$3,447	$4,620
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of operating assets	(28)	(17)
Realized investment (gains) losses	(1,635)	1,143
Depreciation	4,690	4,433
Amortization of intangibles	53	59
Provision for bad debts	420	63
Amortization of program rights	1,876	1,735
Cash paid for program rights	(1,984)	(1,902)
Provision for (Benefit from) deferred income taxes	(294)	2,300
Changes in operating assets and liabilities:
Receivables	4,856	6,294
Other assets	1,012	(282)
Accounts payable and accrued expenses	(6,151)	(4,882)
Accrued income taxes	(2,675)	(2,728)
Unearned revenue	(466)	(466)
Other liabilities	(308)	301
All other operating activities	(226)	(363)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,587	10,308

INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(2,944)	(3,110)
Proceeds from sale of property, plant, and equipment	97	41
Investments acquired	—	(500)
Investments sold	2,285	—
Proceeds from sale of investment properties	—	1,015

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(562)	(2,554)

FINANCING ACTIVITIES
Proceeds from borrowings	132,000	55,000
Principal payments on debt	(40,000)	—
Dividends paid	(6,414)	(5,055)
Proceeds from the exercise of stock options	661	3,553
Repurchase of common stock	(8,285)	(18,031)

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	77,962	35,467

INCREASE (DECREASE) IN CASH	79,987	43,221
Cash at beginning of period	16,389	62,177

CASH AT END OF PERIOD	$96,376	$105,398

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
March 31, 2005
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

The information included is not necessarily indicative of the annual results that may be expected for the year ended December 31, 2005, but does reflect all adjustments (which are of a normal and recurring nature) considered, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. In addition, the Company’s revenues are usually subject to seasonal fluctuations. The advertising revenues of the stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenues in even-numbered years tend to be higher as they benefit from advertising placed by candidates for political offices and demand for advertising time in Olympic broadcasts.

The December 31, 2004 financial information was derived from the Company’s previously filed 2004 Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in The Liberty Corporation annual report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year.

2.	COMPREHENSIVE INCOME

The components of comprehensive income, net of related income taxes, for the three month periods ended March 31, 2005 and 2004, respectively, are as follows:

	Three Months Ended
	March 31,
(In 000’s)	2005	2004
Net income	$3,447	$4,620
Unrealized gains (losses) on securities	(47)	(19)

Comprehensive income	$3,400	$4,601

3.	SEGMENT REPORTING

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

The following table summarizes financial information by segment for the three month periods ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
(In 000’s)	2005	2004
Revenues (net of commissions)
Television station	$43,526	$44,600
Cable advertising	2,968	3,193
Other	30	38

Total net revenues	$46,524	$47,831

Income (loss) before income taxes
Broadcasting	$8,784	$11,577
Cable advertising	44	193
Corporate and other	(3,240)	(4,378)

Total income before income taxes	$5,588	$7,392

There were no material changes in assets by segment from those disclosed in the Company’s 2004 annual report. The goodwill that appears on the face of the balance sheet arose through the acquisition of certain television stations, and therefore has been assigned in its entirety to the Broadcasting segment.

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

Net periodic postretirement benefit cost included the following components:

	Three Months Ended
	March 31,
(In 000’s)	2005	2004
Service cost	$7	$6
Amortization of prior service cost	2	1
Amortization of actuarial net gain	3	5
Interest cost	30	34

Net periodic postretirement benefit cost	$42	$46

5.	EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share from continuing operations is as follows:

	Three Months Ended
	March 31,
(In 000’s except per share data)	2005	2004
Numerator – Earnings:

Net income	$3,447	$4,620
Effect of dilutive securities	—	—

Numerator for basic and diluted earnings per common share	$3,447	$4,620

Denominator – Average Shares Outstanding:

Denominator for basic earnings per common share – weighted average shares	18,041	18,739

Effect of dilutive securities:
Stock options	90	171

Denominator for diluted earnings per common share	18,131	18,910

Basic earnings per common share	$0.19	$0.25

Diluted earnings per common share	$0.19	$0.24

The diluted earnings per common share calculation excludes the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. For the period ended March 31, 2005 and 2004, the Company had approximately 51,000 and 28,000 weighted average options which were not included in the diluted earnings per common share calculation as their effect was anti-dilutive.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

	For the Three Months
	Ended March 31,
(In 000’s, except per share amounts)	2005	2004
Stock-based compensation cost included in net income (net of taxes)	$835	$234

Net income:
As reported	$3,447	$4,620
Pro forma compensation expense (net of taxes)	(197)	(202)

Pro forma net income	$3,250	$4,418
Basic earnings per share:
As reported	$0.19	$0.25
Pro forma	0.18	0.24
Diluted earnings per share:
As reported	$0.19	$0.24
Pro forma	0.18	0.23

7.	COMMON STOCK

The following table summarizes the Common Stock activity from the date of the Company’s most recently audited annual financial statements to the end of the period covered by this report:

	Common
	Shares	Common
(In 000’s)	Outstanding	Stock
Balance as of 12/31/04	18,469	$49,273
Stock issued for employee benefit and performance incentive compensation programs	60	2,384
Income tax benefit resulting from employee exercise of options		898
Stock repurchased	(187)	(8,285)

Balance as of 3/31/05	18,342	$44,270

During the first quarter of 2005, the Company funded the accrued 2004 discretionary contribution to its employee retirement and savings plan. Half of this funding, approximately $1.7 million, was in the form of approximately 40,000 shares of Liberty common stock.

8.	CREDIT FACILITY

In March 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. The Company renewed the facility on substantially similar terms in each of the years 2002, 2003, 2004, and during the first quarter of 2005. At the end of the term of the facility, any outstanding principal and interest will come due, unless the bank, in its sole discretion, otherwise extends the facility. The facility provides that the funds drawn may be used for working capital, dividends, and other general corporate purposes, capital expenditures, purchases of common stock, acquisitions, and investments. The Company had $112 million and $20 million of debt outstanding at March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005 the weighted average interest rate on outstanding borrowings was 3.82%.

The revolving credit facility has both an interest coverage and a leverage coverage covenant. These covenants, which involve debt levels, interest expense, EBIT, and EBITDA (measures of cash earnings defined in the revolving credit agreement), can affect the interest rate on current and future borrowings. The Company has remained in compliance with all covenants throughout the period covered by this report.

During the first quarter of 2005, the Company amended the credit agreement to, among other things, extend the term of the facility through May 17, 2006 and increase the aggregate facility commitment from $100 million to $150 million. The amended credit facility restricts payments for dividends and purchases of common stock to no more than $180 million during the period January 1, 2005 through December 31, 2005, and for periods after January 1, 2006 to $100 million plus fifty percent of cumulative net income of the Company for all fiscal periods beginning January 1, 2005.

9.	PROVISION FOR INCOME TAXES

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

10.	COMMITMENTS AND CONTINGENCIES

In November of 2000, the Company sold its insurance operations to a third party. Under the purchase agreement, subject to certain limitations, the Company agreed to indemnify the buyer for damages (as defined in the purchase agreement) relating to certain tax matters, pre-existing litigation and regulatory proceedings. The indemnification relating to the tax matters is in effect until the expiration of the relevant statutes of limitation. The indemnifications relating to the other matters are in effect until the final resolution of such matters. The Company believes that the likelihood of it being required to make payments as a result of any of these indemnifications is remote, and therefore has no liability recorded related to these indemnifications. The limit of amounts recoverable by the acquirer will not exceed one-half the purchase price, or approximately $324 million.

11.	NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (Revised 2004), Share-Based Payment (“Statement No. 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. On April 14, 2005 the Securities and Exchange Commission announced the adoption of a rule that amends the compliance dates for Statement 123(R). The new rule allows companies to implement Statement 123 (R) at the beginning of their next fiscal year that begins after June 15, 2005, which for the Company is the first quarter of 2006. Early adoption is permitted.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The Company has not granted stock options to its employees since June of 2002. While authorized under its incentive compensation program to grant stock options, at this time the Company does not intend to make future stock option grants. Therefore, the Company anticipates that the effect of Statement 123(R) will be limited to expensing the remaining value of it’s previously granted but unvested options. The Company believes that it will adopt 123(R) in the first quarter of 2006, and the estimated effect of Statement 123(R) on net income will be approximately $230,000, and $20,000 in the years 2006 and 2007 respectively.

PART I, ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total net revenue decreased $1.3 million on a year-over-year basis. Station net revenue decreased $1.1 million for the same period. Cable and other net revenue decreased $0.2 million as compared to the prior year quarter. Net revenue decreased on a year-over-year basis due mainly to lower levels of political revenue. The year 2005 is an off-cycle election year, and as such, is expected to have lower levels of political revenue when compared to 2004 which was a presidential election year.

Local revenue was up $0.8 million as softness in the automotive and restaurant categories was offset by increases in the professional services, medical, and retail telemarketing categories. National revenue was down $0.8 million, on a year-over-year basis due mainly to softness in the telecommunications category. Political revenue for the first quarter of 2005 was $0.4 million as compared to $2.6 million in the first quarter of 2004. This is consistent with the Company’s historical experience that advertising revenues in even-numbered years tend to be higher than in odd-numbered years due to advertising placed by or on behalf of candidates running for political offices. The Company expects the cyclicality of political advertising revenues to continue to affect its revenues in future periods. The Company does not, however, know whether the variability in spending by the entities comprising the other categories tracked by the Company will continue at similar rates in future periods.

Operating expenses (including amortization of program rights) increased $1.3 million Operating expenses increased due mainly to planned annual increases in employee compensation, higher commissions paid to the Company’s sales staff as a result of increased local revenues, amortization expense related to restricted stock grants made during 2004, and increases in medical insurance costs. While the Company would expect continued increases in employee compensation related to annual increases in base pay and similar increases in medical insurance costs in future periods, higher levels of commissions paid to the Company’s sales staff will be dependent upon the realization of increased revenues.

Corporate expenses were $4.5 million in the first quarter of 2005, an increase of $1.2 million as compared to the $3.3 million reported for the first quarter of 2004. The increase in corporate expenses is due mainly to planned annual increases in employee compensation, amortization expense related to restricted stock grants made during 2004, increased legal fees, and additional accounting and professional fees related to Sarbanes-Oxley Section 404 compliance initiatives. The Company expects continued increases in employee base compensation of similar amounts in future periods. The Company expects decreased expenses related to its Sarbanes-Oxley Section 404 compliance initiatives after the first quarter of 2005.

Net investment income was $1.7 million for the first quarter of 2005, as a result of a gain from the liquidation of an investment in the Company’s venture capital portfolio.

Capital, Financing and Liquidity

At March 31, 2005, the Company had cash of $96.4 million, outstanding debt of $112.0 million, and $38.0 million available under its credit facility. During the first quarter of 2005, the Company declared a special dividend of $4.00 per share, approximately $73.5 million, in addition to its normal recurring quarterly dividend of $0.25 per share. The special dividend was paid during the second quarter of 2005 using a significant portion of the Company’s then available cash balance. The Company borrowed $80.0 million under its credit facility to assist in funding the special and regular dividends.

The revolving credit facility has both an interest coverage and a leverage coverage covenant. These covenants, which involve debt levels, interest expense, EBIT, and EBITDA (measures of cash earnings defined in the revolving credit agreement), can affect the interest rate on current and future borrowings. The Company was in compliance with all covenants throughout the period covered by this report.

During the first quarter of 2005, the Company amended the credit facility to, among other things, extend the term of the facility through May 17, 2006 and increase the aggregate facility commitment from $100 million to $150 million. The amended credit facility restricts payments for dividends and purchases of common stock to no more than $180 million during the period January 1, 2005 through December 31, 2005, and for periods after January 1, 2006 to $100 million plus fifty percent of cumulative net income of the Company for all fiscal periods beginning January 1, 2005.

The Company anticipates that its primary sources of cash, those being current cash balances, operating cash flow, and the available credit facility will be sufficient to finance the Company’s operating requirements and anticipated capital expenditures, for both the next 12 months and the foreseeable future thereafter.

Cash Flows

The Company’s net cash provided by operating activities was $2.6 million for the first three months of 2005 compared to $10.3 million for the same period of the prior year. The Company’s net cash used in investing activities was $0.6 million for the first three months of 2005, as compared to $2.6 million for the same period of 2004. The decrease in net cash used in investing activities is attributable to the cash realized on the sale of investments in the Company’s venture capital portfolio during 2005 that was not present during 2004. Net cash provided by financing activities for the first three months of 2005 was $78.0 million compared to $35.5 million for the first three months of 2004. During 2005, the Company had net borrowings of $92.0 million under its credit facility, compared to $55.0 million during 2004. As noted above, the Company drew down the funds in anticipation of funding the special dividend.

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

PART I, ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information, as disclosed in Part II, Item 7A of the Company’s most recent annual report on Form 10-K, that would be provided under Item 305 of Regulation S-K from the end of the preceding fiscal year to the date of this report.

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

During the most recent fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II, ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total		Total Number of	Maximum Number
	Number of		Shares (or Units)	of Shares that May
	Shares (or	Average Price	Purchased as Part of	Yet Be Purchased
	Units)	Paid per Share	Publicly Announced	Under the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs
January 1 –31, 2005	—	$—	—	3,024,700
February 1 – 28, 2005	2,038	$44.26	—	4,000,000
March 1 – 31, 2005	184,600	$44.39	184,600	3,815,400
Total	186,638	$44.39	184,600	3,815,400

During the quarter the Company acquired 2,038 shares as satisfaction of withholding tax obligations for restricted stock that vested during the period, in accordance with provisions of the Company’s Performance Incentive Compensation plan.

On February 8, 2005 Liberty’s Board of Directors extended to February 28, 2006 the Company’s authorization to purchase from time to time up to 4,000,000 shares of stock in the open market or directly negotiated transactions.

PART II, ITEM 5.
OTHER INFORMATION

The Compensation Committee of the Board of Directors established performance bonus standards for The Liberty Corporation Management Bonus Plan for the year 2005. A description of the arrangement is included as exhibit 10.1

PART II, ITEM 6.
EXHIBITS

INDEX TO EXHIBITS

EXHIBIT 10.1	Description of The Liberty Corporation Management Bonus Plan

EXHIBIT 10.2	Form of Restricted Stock Agreement

EXHIBIT 11	Consolidated Earnings Per Share Computation (included in Note 5 of Notes to Consolidated and Condensed Financial Statements)

EXHIBIT 31	Rule 13a-14(a)/15d-14(a) Certifications

EXHIBIT 32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LIBERTY CORPORATION	Date: May 3, 2005
(Registrant)

/s/ Howard L. Schrott

Howard L. Schrott
Chief Financial Officer

/s/ Martha G. Williams

Martha G. Williams
Vice President, General Counsel and Secretary