Form 10-Q
period 2005-06-30
LIBERTY CORP
filed 2005-08-02
CIK 59229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number 1-5846
THE LIBERTY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-0507055 (IRS Employer identification No.)
135 South Main Street, Greenville, SC 29601
(Address of principal executive offices)
Registrant’s telephone number, including area code: 864/241-5400
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

Number of shares Outstanding
Title of each class	as of June 30, 2005

Common Stock	18,300,782

PART I, ITEM 1
FINANCIAL STATEMENTS
THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(In 000’s)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$23,269	$16,389
Receivables (net of allowance for doubtful accounts)	40,479	41,576
Program rights	1,492	4,766
Prepaid and other current assets	6,079	6,077
Income taxes receivable	1,811	—
Deferred income taxes	2,623	2,453

Total current assets	75,753	71,261

Property, plant, and equipment
Land	5,636	5,636
Buildings and improvements	45,931	44,073
Furniture and equipment	177,099	172,993
Less: Accumulated depreciation	(142,929)	(134,133)

	85,737	88,569

Intangible assets subject to amortization (net of $647 and $701 accumulated amortization in 2005 and 2004, respectively)	347	234
FCC licenses	241,866	241,866
Goodwill	101,387	101,387
Investments and other assets	23,546	24,522

Total assets	$528,636	$527,839

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$15,252	$21,396
Dividends payable	4,462	4,510
Program contract obligations	1,486	4,791
Accrued income taxes	—	3,573

Total current liabilities	21,200	34,270

Unearned revenue	16,070	15,965
Deferred income taxes	61,504	60,187
Other liabilities	7,761	7,097
Revolving credit facility	110,000	20,000

Total liabilities	216,535	137,519

Shareholders’ equity
Common stock	42,533	49,273
Unearned stock compensation	(17,790)	(17,396)
Retained earnings	287,609	358,575
Unrealized investment losses	(251)	(132)

Total shareholders’ equity	312,101	390,320

Total liabilities and shareholders’ equity	$528,636	$527,839

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(In 000’s, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Unaudited)
REVENUES
Television station revenues (net of commissions)	$49,734	$51,138	$93,260	$95,738
Cable advertising and other revenues (net of commissions)	3,566	3,899	6,564	7,130

Net revenues	53,300	55,037	99,824	102,868

EXPENSES
Operating expenses (exclusive of depreciation and amortization shown separately below)	31,383	32,441	62,774	62,680
Amortization of program rights	1,868	1,781	3,744	3,516
Depreciation and amortization of intangibles	4,956	5,047	9,699	9,539
Corporate, general, and administrative expenses	4,534	5,882	9,002	9,185

Total operating expenses	42,741	45,151	85,219	84,920

Operating income	10,559	9,886	14,605	17,948

Net investment income (loss)	550	(4,739)	2,284	(5,389)
Interest expense	(1,080)	(242)	(1,272)	(262)

Income before income taxes	10,029	4,905	15,617	12,297

Provision for income taxes	1,703	1,839	3,844	4,611

NET INCOME	$8,326	$3,066	$11,773	$7,686

BASIC EARNINGS PER COMMON SHARE:	$0.47	$0.17	$0.66	$0.41

DILUTED EARNINGS PER COMMON SHARE:	$0.46	$0.16	$0.65	$0.41

Dividends per common share	$0.25	$0.25	$0.50	$0.50
Special dividend per common share	$—	$—	$4.00	$4.00
See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(In 000’s)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES
Net income	$11,773	$7,686
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) Loss on sale of operating assets	(35)	28
Realized investment (gains) losses	(1,635)	6,215
Depreciation	9,586	9,449
Amortization of intangibles	113	90
Provision for bad debts	478	441
Amortization of program rights	3,744	3,516
Cash paid for program rights	(3,775)	(3,721)
Restricted stock amortization	2,653	1,198
Provision for (Benefit from) deferred income taxes	1,147	2,428
Changes in operating assets and liabilities:
Receivables	619	2,013
Other assets	(1,606)	(2,432)
Accounts payable and accrued expenses	(4,420)	(1,230)
Accrued income taxes	(2,878)	(1,877)
Unearned revenue	105	1,778
Other liabilities	664	248
All other operating activities	(226)	(531)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	16,307	25,299

INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(6,844)	(5,817)
Proceeds from sale of property, plant, and equipment	125	67
Investments acquired	—	(500)
Investments sold	2,285	11,257
Proceeds from sale of investment properties	—	1,055

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,434)	6,062

FINANCING ACTIVITIES
Proceeds from borrowings	142,000	55,000
Principal payments on debt	(52,000)	—
Dividends paid	(82,787)	(84,429)
Proceeds from the exercise of stock options	661	4,087
Repurchase of common stock	(12,867)	(32,389)

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	(4,993)	(57,731)

INCREASE (DECREASE) IN CASH	6,880	(26,370)
Cash at beginning of period	16,389	62,177

CASH AT END OF PERIOD	$23,269	$35,807

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
June 30, 2005
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
2. COMPREHENSIVE INCOME
The components of comprehensive income, net of related income taxes, for the three and six month periods ended June 30, 2005 and 2004, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In 000’s)
Net income	$8,326	$3,066	$11,773	$7,686
Unrealized gains (losses) on securities	(72)	(23)	(119)	(42)

Comprehensive income	$8,254	$3,043	$11,654	$7,644

3.	SEGMENT REPORTING
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
The following table summarizes financial information by segment for the three and six month periods ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
(In 000’s)	June 30,		June 30,
	2005	2004	2005	2004
Revenues (net of commissions)
Television station	$49,734	$51,138	$93,260	$95,738
Cable advertising	3,511	3,883	6,479	7,076
Other	55	16	85	54

Total net revenues	$53,300	$55,037	$99,824	$102,868

Income (loss) before income taxes
Broadcasting	$14,888	$15,588	$23,671	$27,165
Cable advertising	472	589	517	782
Corporate and other	(5,331)	(11,272)	(8,571)	(15,650)

Total income before income taxes	$10,029	$4,905	$15,617	$12,297

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

Net periodic postretirement benefit cost included the following components:

	Three Months Ended		Six Months Ended
(In 000’s)	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$7	$6	$13	$13
Amortization of prior service cost	2	1	4	1
Amortization of actuarial net gain	3	5	6	10
Interest cost	30	34	60	67

Net periodic postretirement benefit cost	$42	$46	$83	$91

5.	EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share from continuing operations is as follows:

	Three Months Ended		Six Months Ended
(In 000’s except per share data)	June 30,		June 30,
	2005	2004	2005	2004
Numerator – Earnings:

Net income	$8,326	$3,066	$11,773	$7,686
Effect of dilutive securities	—	—	—	—

Numerator for basic and diluted earnings per common share	$8,326	$3,066	$11,773	$7,686

Denominator – Average Shares Outstanding:

Denominator for basic earnings per common share – weighted average shares	17,903	18,526	17,972	18,633

Effect of dilutive securities:
Stock options	43	137	66	154

Denominator for diluted earnings per common share	17,946	18,663	18,038	18,787

Basic earnings per common share	$0.47	$0.17	$0.66	$0.41

Diluted earnings per common share	$0.46	$0.16	$0.65	$0.41
The diluted earnings per common share calculation excludes the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. For the three-month periods ended June 30, 2005 and 2004, the Company had approximately 233,000 and 28,000 weighted average options which were not included in the diluted earnings per common share calculation as their effect was anti-dilutive. For the six-month periods ended June 30, 2005 and 2004, the Company had approximately 142,000 and 28,000 weighted average options which were not included in the diluted earnings per common share calculation as their effect was anti-dilutive.

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
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

(In 000’s, except per share amounts)	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Stock-based compensation cost included in net income (net of taxes)	$803	$515	$1,638	$749

Net income:
As reported	$8,326	$3,066	$11,773	$7,686
Pro forma compensation expense (net of taxes)	(195)	(202)	(391)	(405)

Pro forma net income	$8,131	$2,864	$11,382	$7,281
Basic earnings per share:
As reported	$0.47	$0.17	$0.66	$0.41
Pro forma	0.45	0.15	0.63	0.39
Diluted earnings per share:
As reported	$0.46	$0.16	$0.65	$0.41
Pro forma	0.45	0.15	0.63	0.39

7.	COMMON STOCK
The following table summarizes the Common Stock activity from the date of the Company’s most recently audited annual financial statements to the end of the period covered by this report:

(In 000’s)	Common Shares Outstanding	Common Stock
Balance as of 12/31/04	18,469	$49,273
Stock issued for employee benefit and performance incentive compensation programs	143	5,432
Income tax benefit resulting from employee exercise of options		695
Stock repurchased	(311)	(12,867)

Balance as of 6/30/05	18,301	$42,533

During the first quarter of 2005, the Company funded the accrued 2004 discretionary contribution to its employee retirement and savings plan. Half of this funding, approximately $1.7 million, was in the form of approximately 40,000 shares of Liberty common stock.
8.	CREDIT FACILITY
In March 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. The Company renewed the facility on substantially similar terms in each of the years 2002, 2003, 2004, and during the first quarter of 2005. At the end of the term of the facility, any outstanding principal and interest will come due, unless the bank, in its sole discretion, otherwise extends the facility. The facility provides that the funds drawn may be used for working capital, dividends, and other general corporate purposes, capital expenditures, purchases of common stock, acquisitions, and investments. The Company had $110 million and $20 million of debt outstanding at June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005 the weighted average interest rate on outstanding borrowings was 3.80%.
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
During the second quarter of 2005, as a result of a favorable settlement of an IRS matter, management reversed approximately $1.9 million of valuation allowances associated with a receivable related to the refund of income taxes previously paid. Also, a receivable of approximately $0.8 million was recorded resulting from an unrelated refund associated with a closed examination period.
10.	COMMITMENTS AND CONTINGENCIES
In November of 2000, the Company sold its insurance operations to a third party. Under the purchase agreement, subject to certain limitations, the Company agreed to indemnify the buyer for damages (as defined in the purchase agreement) relating to certain tax matters, pre-existing litigation and regulatory proceedings. The indemnification relating to the tax matters is in effect until the expiration of the relevant statutes of limitation. The indemnifications relating to the other matters are in effect until the final resolution of such matters. The Company believes that the likelihood of it being required to make payments as a result of these indemnifications is remote, and therefore has no liability recorded related to these indemnifications. The limit of amounts recoverable by the acquirer will not exceed one-half the purchase price, or approximately $324 million.
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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Total net revenue decreased $1.7 million on a year-over-year basis. Station net revenue decreased $1.4 million for the same period. Cable and other net revenue decreased $0.3 million as compared to the prior year quarter. Net revenue decreased on a year-over-year basis due mainly to lower levels of political revenue. The year 2005 is an off-cycle election year, and as such, is expected to have lower levels of political revenue when compared to 2004 which was a presidential election year.
Local revenue was up $1.3 million as softness in the automotive and telecommunications categories was more than offset by increases in the medical, professional services, media, and retail telemarketing categories. National revenue was down $0.8 million, on a year-over-year basis due mainly to softness in the automobile, retail store, and telecommunications categories, which was partially offset by increases in the restaurant and retail telemarketing categories. Political revenue for the second quarter of 2005 was $0.6 million as compared to $3.9 million in the second quarter of 2004. This is consistent with the Company’s historical experience that advertising revenues in even-numbered years tend to be higher than in odd-numbered years due to advertising placed by or on behalf of candidates running for political offices. The Company expects the cyclicality of political advertising revenues to continue to affect its revenues in future periods. The Company does not, however, know whether the variability in spending by the entities comprising the other categories tracked by the Company will continue at similar rates in future periods.
Operating expenses (including amortization of program rights) decreased $1.0 million. Higher commissions paid to the Company’s sales staff as a result of increased local revenues, amortization expense related to restricted stock grants made during 2004, and increased property taxes, were offset by lower levels of accrued annual bonus expenses, training expense and professional fees, coupled with favorable bad debt experience quarter over quarter. While the Company would expect continued increases in employee compensation related to annual increases in base pay, higher levels of commissions paid to the Company’s sales staff will be dependent upon the realization of increased revenues. Lower levels of bonus expense will be dependant upon the future overall performance of the Company for the remainder of 2005. Lower levels of bad debt expense are dependant on a number of factors, of which client bankruptcies, and recoveries, are a significant factor, and cannot be predicted.
Corporate expenses were $4.5 million in the second quarter of 2005, a decrease of $1.4 million as compared to the $5.9 million reported for the second quarter of 2004. The decrease in corporate expenses is due mainly to the presence in the prior year of $1.6 million of costs related to the settlement of all outstanding issues associated with the terminated GNS Media transaction. During 2003, the Company announced that it was in negotiations with GNS for the purpose of entering into certain agreements associated with GNS’s proposed purchase of a television station. Those negotiations were subsequently terminated. Exclusive of the GNS charge, corporate expenses were essentially flat compared to the prior year. Increased restricted stock amortization and a $0.4 million payment related to the Company’s former insurance subsidiary were offset by lower levels of accrued annual bonus expense.
Net investment income was $0.6 million for the second quarter of 2005, as a result of distributions from the Company’s venture capital portfolio and interest income earned on cash balances. Net investment income for the second quarter of 2004 was a loss of $4.7 million. Interest earned on cash balances and notes receivable, and a $0.7 million gain on sale of an investment in the Company’s venture capital portfolio were offset by a $5.3 million impairment of one of the Company’s strategic investments. The Company fully reserved this investment, a developer of digital entertainment to be viewed at existing movie theaters, due to the investee company’s inadequate cash balances and inability to secure financing from additional investors.
During the second quarter of 2005, as a result of a favorable settlement of an IRS matter, management reversed approximately $1.9 million of valuation allowances associated with a receivable related to the refund of income taxes previously paid. Also, a receivable of approximately $0.8 million was recorded resulting from an unrelated refund associated with a closed examination period. The Company’s tax rate, exclusive of the issues noted above, is expected to be approximately 43.5% for 2005.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Total net revenue decreased $3.0 million on a year-over-year basis. Station net revenue decreased $2.5 million for the same period. Cable and other net revenue decreased $0.5 million as compared to the prior year. Net revenue decreased on a year-over-year basis due mainly to lower levels of political revenue. The year 2005 is an off-cycle election year, and as such, is expected to have lower levels of political revenue when compared to 2004 which was a presidential election year.
Local revenue was up $2.1 million as softness in the automotive and restaurant categories was offset by increases in the professional services, medical, and retail telemarketing categories. National revenue was down $1.5 million, on a year-over-year basis due mainly to softness in the telecommunications and automotive categories. Political revenue for the first half of 2005 was $0.9 million as compared to $6.5 million in the first half of 2004. This is consistent with the Company’s historical experience that advertising revenues in even-numbered years tend to be higher than in odd-numbered years due to advertising placed by or on behalf of candidates running for political offices. The Company expects the cyclicality of political advertising revenues to continue to affect its revenues in future periods. The Company does not, however, know whether the variability in spending by the entities comprising the other categories tracked by the Company will continue at similar rates in future periods.
Operating expenses (including amortization of program rights) increased $0.3 million. Operating expenses increased due mainly to planned annual increases in employee compensation, higher commissions paid to the Company’s sales staff as a result of increased local revenues, and amortization expense related to restricted stock grants made during 2004. These increases were partially offset by lower levels of accrued annual bonus, training, and travel expenses. While the Company would expect continued increases in employee compensation related to annual increases in base pay, higher levels of commissions paid to the Company’s sales staff will be dependent upon the realization of increased revenues. Lower levels of bonus expense will be dependant upon the future overall performance of the Company for the remainder of 2005.
Corporate expenses were $9.0 million in the first half of 2005, a decrease of $0.2 million as compared to the $9.2 million reported for the first half of 2004. The decrease in corporate expenses is due mainly to planned annual increases in employee compensation, increased amortization expense related to restricted stock grants, increased legal fees, increased accounting and professional fees, and the payment related to the Company’s former insurance subsidiary noted above, being offset by the absence of the $1.6 million charge in 2004 related to the settlement of all outstanding issues associated with the terminated GNS Media transaction, also noted above.
Net investment income was $2.3 million for the first half of 2005, as a result of gains from the sale of investments in, and distributions from, the Company’s venture capital portfolio, coupled with interest income earned on cash balances. Net investment income for the first half of 2004 was a loss of $5.4 million. Interest earned on cash balances and notes receivable, and a $0.7 million gain on sale of an investment in the Company’s venture capital portfolio were offset by $1.1 million of impairments taken during the first quarter of 2004 and a $5.3 million impairment of one of the Company’s strategic investments taken during the second quarter of 2004.
During the second quarter of 2005, as a result of a favorable settlement of an IRS matter, management reversed approximately $1.9 million of valuation allowances associated with a receivable related to the refund of income taxes previously paid. Also, a receivable of approximately $0.8 million was recorded resulting from an unrelated refund associated with a closed examination period. The Company’s tax rate, exclusive of the issues noted above, is expected to be approximately 43.5% for 2005.
Capital, Financing and Liquidity
At June 30, 2005, the Company had cash of $23.3 million, outstanding debt of $110.0 million, and $40.0 million available under its credit facility. During the first quarter of 2005, the Company declared a special dividend of $4.00 per share, approximately $73.5 million, in addition to its normal recurring quarterly dividend of $0.25 per share. The special dividend was paid during the second quarter of 2005 using a significant portion of the Company’s then available cash balance. The Company borrowed $80.0 million under its credit facility to assist in funding the special and regular dividends.
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
Cash Flows
The Company’s net cash provided by operating activities was $16.3 million for the first six months of 2005 compared to $25.3 million for the same period of the prior year. The Company’s net cash used in investing activities was $4.4 million for the first six months of 2005, as compared to net cash provided of $6.1 million for the same period of 2004. The decrease in net cash provided by investing activities is attributable to the cash realized on the sale of an investment in the Company’s strategic portfolio during 2004 that was not present during 2005. Net cash used in financing activities for the first six months of 2005 was $5.0 million compared to $57.7 million for the first six months of 2004. During 2005, the Company had net borrowings of $90.0 million under its credit facility, compared to $55.0 million during 2004. As noted above, the Company drew down the funds to assist in the funding of the 2005 special dividend.
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

PART II, ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total		Total Number of	Maximum Number
	Number of		Shares (or Units)	of Shares that May
	Shares (or	Average Price	Purchased as Part of	Yet Be Purchased
	Units)	Paid per Share	Publicly Announced	Under the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs
April 1 –30, 2005	—	$—	—	3,815,400
May 1 – 31, 2005	124,069	$36.94	116,900	3,698,500
June 1 – 30, 2005	—	$—	—	3,698,500
Total	124,069	$36.94	116,900	3,698,500
During the quarter the Company acquired 7,169 shares as satisfaction of withholding tax obligations for restricted stock that vested during the period, in accordance with provisions of the Company’s Performance Incentive Compensation plan.
On February 8, 2005 Liberty’s Board of Directors extended to February 28, 2006 the Company’s authorization to purchase from time to time up to 4,000,000 shares of stock in the open market or directly negotiated transactions.
PART II, ITEM 4.
Submission Of Matters To A Vote Of Security Holders
a.	The annual meeting of shareholders of the registrant was held May 3, 2005.

b.	The following individuals were elected to serve for three-year terms: Frank E. Melton, John H. Mullin, III, and Eugene E. Stone, IV. The following individuals are currently serving as incumbent directors: Hayne Hipp, J. Thurston Roach, William B. Timmerman, Edward E. Crutchfield, John R. Farmer, William O. McCoy.

c.	Matters voted upon at the annual meeting were as follows:

			Withheld/	Broker
	For	Against	Abstentions	Non-Votes
To elect as director:
Frank E. Melton	10,168,172		6,056,779
John H. Mullin, III	10,166,272		6,058,679
Eugene E. Stone, IV	10,146,856		6,078,095

To ratify the selection of Ernst & Young as independent public accountants:	15,843,894	325,237	55,821

To consider and act upon a shareholder proposal requesting that the Board of Directors of the Company redeem the rights issued pursuant to the Company’s Shareholder Rights Plan	7,988,695	6,736,946	86,652	1,412,658

PART II, ITEM 5.
OTHER INFORMATION
During the second quarter of 2005, the Compensation Committee of the Board of Directors approved an increase in the base salary of Liberty’s Controller, Jonathan Norwood, of $4,500, for a total base salary of $154,400 effective May 1, 2005.
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

THE LIBERTY CORPORATION	Date: August 2, 2005

(Registrant)

/s/ Howard L. Schrott

Howard L. Schrott
Chief Financial Officer

/s/ Martha G. Williams

Martha G. Williams
Vice President and General Counsel