Form 10-K/A
period 2003-12-31
LIBERTY CORP
filed 2005-10-25
CIK 59229

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
(Amendment No. 2)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to____________
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

Explanatory Note:
The purpose of this Amendment No. 2 to The Liberty Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, initially filed with the Securities and Exchange Commission on March 3, 2004, is to revise the disclosure set forth in Item 9A, Controls and Procedures, and to file amended certifications of The Liberty Corporation’s Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 and 31.2. These certifications replace the original certifications entirely and solely relate to the fiscal year ended December 31, 2003. All other provisions of the annual Report on Form 10-K, including the financial statements and financial data set forth herein, have not been modified or updated and are as originally filed.
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
Telephone: (877) 322-4926 (toll free)
Internet: WWW.investpower.com
Direct Deposit of Cash Dividends
For information on this service, call American Stock Transfer & Trust Company toll free at 800-937-5449, extension 6820
Equity Compensation Plan Information

Number of Securities
Remaining Available For
	Number of Securities To Be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	( Excluding Securities
Plan Category	Warrants and Rights	Warrants, and Rights	Reflected in Column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,034,210	$35.09	669,138

Equity compensation plans not approved by security holders	—	N/A	N/A

Total	1,034,210	$35.09	669,138

Item 6. Selected Financial Data

	Years Ended December 31,
(In $000’s, except per share data)	2003	2002	2001	2000	1999

Net revenues *	$200,284	$206,678	$178,431	$173,672	$154,000

Income from continuing operations	$23,897	$32,995	$16,576	$24,995	$18,630
Income from discontinued operations**	—	—	—	28,563	25,939
Cumulative effect of a change in accounting principle***	—	(47,388)	—	—	—

Net income (loss)	$23,897	$(14,393)	$16,576	$53,558	$44,569

Adjusted net income (loss)****	$23,897	$32,995	$25,947	$57,715	$46,842

Income from continuing operations per diluted share	$1.24	$1.68	$0.84	$1.27	$0.91
Income from discontinued operations per diluted share	—	—	—	1.45	1.34
Cumulative effect of a change in accounting principle per diluted share***	—	(2.41)	—	—	—

Net income (loss) per diluted share	$1.24	$(0.73)	$0.84	$2.72	$2.25

Adjusted net income per diluted share****	$1.24	$1.68	$1.32	$2.93	$2.42

Dividends per common share	$0.96	$0.88	$0.88	$0.88	$0.88

Assets	$662,265	$670,751	$730,195	$896,007	$858,302
Notes, mortgages and other debts	—	—	—	—	$234,000
Shareholders’ equity	$522,000	$538,236	$581,671	$580,993	$554,224

*	During 2000, the Company acquired four television stations located in Texas and Mississippi.

**	In November of 2000, the Company sold it insurance operations.

***	See Note 4 of the Consolidated Financial Statements regarding the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”

****	Includes adjustments to reflect the effect of Statement of Financial Accounting Standards No. 142 had it been effective as of January 1, 1999.
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

Estimated
(In $000’s)	Amortization

2004	$171
2005	171
2006	170
2007	168
2008	167
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
     The components of unrealized appreciation on fixed maturity securities available for sale and equity securities in the balance sheet caption Unrealized Investment Gains and Losses (see Note 14) as of December 31 are as follows:

(In $000s)	2003	2002

Carrying value of securities	$16,774	$7,279
Amortized cost of securities	(16,390)	(7,000)

Net unrealized appreciation (depreciation)	384	279
Deferred income taxes	(146)	(106)

Total	$238	$$173

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES
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
(In $000’s, except per share data)

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
14. Comprehensive Income
     The components of other comprehensive income (loss) and the related tax effects, for the years 2003, 2002, and 2001 are as follows:
(In $000’s)

		Income
	Amount	Tax	Amount
For the Year Ended	Before	(Expense)	Net of
December 31, 2003	Taxes	Benefit	Taxes

Unrealized gain on available for sale securities	$384	$(146)	$238
Less: reclassification adjustment for losses realized in net income	—	—	--

Net unrealized income (loss)	$384	$(146)	$238

Total comprehensive income (loss)	$384	$(146)	$238

(In $000’s)

		Income
	Amount	Tax	Amount
For the Year Ended	Before	(Expense)	Net of
December 31, 2002	Taxes	Benefit	Taxes

Unrealized gain on available for sale securities	$380	$(144)	$236
Less: reclassification adjustment for losses realized in net income	(101)	38	(63)

Net unrealized income (loss)	$279	$(106)	$173

Total comprehensive income (loss)	$279	$(106)	$173

(In $000’s)

		Income
	Amount	Tax	Amount
For the Year Ended	Before	(Expense)	Net of
December 31, 2001	Taxes	Benefit	Taxes

Unrealized gain on available for sale securities	$1,029	$(391)	$638
Less: reclassification adjustment for gains realized in net income	(1,130)	429	(701)

Net unrealized income	$(101)	$38	$(63)

Total comprehensive income (loss)	$(101)	$38	$(63)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LIBERTY CORPORATION AND SUBSIDIARIES
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
Consolidated Balance Sheets — December 31, 2003 and 2002
Consolidated Statements of Income — For the three years ended December 31, 2003
Consolidated Statements of Shareholders’ Equity — For the three years ended December 31, 2003
Consolidated Statements of Cash Flows — For the three years ended December 31, 2003
Notes to Consolidated Financial Statements — December 31, 2003
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
II- Valuation and Qualifying Accounts and Reserves — For the Three Years Ended December 31, 2003
THE LIBERTY CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE THREE YEARS ENDED DECEMBER 31, 2003
(In $000’s)

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End
Deducted From Asset Accounts	of Period	Expenses	Accounts	Deductions		of Period
Year Ended December 31, 2003 Accounts receivable — reserve for bad debts	$1,963	$757	$—	$982	(a)	$1,738

Deferred income taxes — reserve for deferred tax assets	$1,450	$—	$—	$—		$1,450

Year Ended December 31, 2002 Accounts receivable — reserve for bad debts	$2,250	$1,215	$—	$1,502	(a)	$1,963

Deferred income taxes — reserve for deferred tax assets	$1,450	$—	$—	$—		$1,450

Year Ended December 31, 2001 Accounts receivable - reserve for bad debts	$2,218	$1,127	$—	$1,095	(a)	$2,250

Deferred income taxes — reserve for deferred tax assets	$—	$1,450	$—	$—		$1,450

Notes:

(a)	Uncollectible accounts written off, net of recoveries.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, as of the 25th day of October, 2005.

THE LIBERTY CORPORATION	By:	/s/ Hayne Hipp

Registrant		Hayne Hipp
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 25th day of October, 2005.

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