Form 10-Q
period 2005-09-30
LIBERTY CORP
filed 2005-11-01
CIK 59229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

Number of shares Outstanding
Title of each class	as of September 30, 2005
Common Stock	18,301,958

PART I, ITEM 1
FINANCIAL STATEMENTS
THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	September 30,	December 31,
(In 000’s)	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$19,978	$16,389
Receivables (net of allowance for doubtful accounts)	38,188	41,576
Program rights	6,734	4,766
Prepaid and other current assets	3,521	6,077
Income taxes receivable	848	—
Deferred income taxes	2,587	2,453

Total current assets	71,856	71,261

Property, plant, and equipment
Land	5,636	5,636
Buildings and improvements	46,904	44,073
Furniture and equipment	179,737	172,993
Less: Accumulated depreciation	(147,243)	(134,133)

	85,034	88,569

Intangible assets subject to amortization (net of $706 and $701 accumulated amortization in 2005 and 2004, respectively)	288	234
FCC licenses	241,866	241,866
Goodwill	101,387	101,387
Investments and other assets	22,620	24,522

Total assets	$523,051	$527,839

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$18,659	$21,396
Dividends payable	4,465	4,510
Program contract obligations	6,777	4,791
Accrued income taxes	—	3,573
Revolving credit facility	100,000	—

Total current liabilities	129,901	34,270

Unearned revenue	15,599	15,965
Deferred income taxes	60,678	60,187
Other liabilities	6,670	7,097
Revolving credit facility	—	20,000

Total liabilities	212,848	137,519

Shareholders’ equity
Common stock	42,636	49,273
Unearned stock compensation	(16,399)	(17,396)
Retained earnings	284,267	358,575
Unrealized investment losses	(301)	(132)

Total shareholders’ equity	310,203	390,320

Total liabilities and shareholders’ equity	$523,051	$527,839

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In 000’s, except per share data)	2005	2004	2005	2004
		(Unaudited)
REVENUES
Television station revenues (net of commissions)	$45,346	$49,915	$138,606	$145,653
Cable advertising and other revenues (net of commissions)	3,405	3,691	9,969	10,821

Net revenues	48,751	53,606	148,575	156,474

EXPENSES

Operating expenses (exclusive of depreciation and amortization shown separately below)	31,099	32,045	93,873	94,725
Amortization of program rights	1,884	1,786	5,628	5,302
Depreciation and amortization of intangibles	4,970	5,321	14,669	14,860
Corporate, general, and administrative expenses	6,419	5,206	15,421	14,391

Total operating expenses	44,372	44,358	129,591	129,278

Operating income	4,379	9,248	18,984	27,196

Net investment income (loss)	(273)	(22)	2,011	(5,411)
Interest expense	(1,002)	(253)	(2,274)	(515)

Income before income taxes	3,104	8,973	18,721	21,270

Provision for (Benefit from) income taxes	1,871	(3,229)	5,715	1,382

NET INCOME	$1,233	$12,202	$13,006	$19,888

BASIC EARNINGS PER COMMON SHARE:	$0.07	$0.67	$0.72	$1.07

DILUTED EARNINGS PER COMMON SHARE:	$0.07	$0.66	$0.72	$1.07

Dividends per common share	$0.25	$0.25	$0.75	$0.75
Special dividend per common share	$—	$—	$4.00	$4.00
See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In 000’s)	2005		2004
		(Unaudited)
OPERATING ACTIVITIES
Net income	$13,006		$19,888
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) Loss on sale of operating assets	60		118
Realized investment (gains) losses	(1,090)		6,382
Depreciation	14,498		14,722
Amortization of intangibles	171		138
Provision for bad debts	590		620
Amortization of program rights	5,628		5,302
Cash paid for program rights	(5,610)		(5,492)
Restricted stock amortization	4,044		2,426
Provision for (Benefit from) deferred income taxes	357		(7,783)
Changes in operating assets and liabilities:
Receivables	2,798		2,209
Other assets	2,246		(3,386)
Accounts payable and accrued expenses	(1,013)		1,446
Accrued income taxes	(2,805)		2,086
Unearned revenue	(366)		1,651
Other liabilities	(427)		451
All other operating activities	(225)		425

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	31,862		41,203

INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(11,158)		(9,226)
Proceeds from sale of property, plant, and equipment	135		163
Investments acquired	—		(750)
Investments sold	2,285		11,257
Proceeds from sale of investment properties	—		1,055

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(8,738)		2,499

FINANCING ACTIVITIES
Proceeds from borrowings	242,000		105,000
Principal payments on debt	(162,000)		(55,000)
Dividends paid	(87,359)		(89,142)
Proceeds from the exercise of stock options	795		4,095
Repurchase of common stock	(12,971)		(33,167)

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	(19,535)		(68,214)

INCREASE (DECREASE) IN CASH	3,589		(24,512)
Cash at beginning of period	16,389		62,177

CASH AT END OF PERIOD	$19,978		$37,665

See Notes to Consolidated and Condensed Financial Statements.

THE LIBERTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
September 30, 2005
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
The components of comprehensive income, net of related income taxes, for the three and nine month periods ended September 30, 2005 and 2004, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In 000’s)	2005	2004	2005	2004
Net income	$1,233	$12,202	$13,006	$19,888
Unrealized gains (losses) on securities	(50)	(196)	(169)	(238)

Comprehensive income	$1,183	$12,006	$12,837	$19,650

3.	SEGMENT REPORTING
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
The following table summarizes financial information by segment for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In 000’s)	2005	2004	2005	2004
Revenues (net of commissions)
Television station	$45,346	$49,915	$138,606	$145,653
Cable advertising	3,360	3,668	9,839	10,744
Other	45	23	130	77

Total net revenues	$48,751	$53,606	$148,575	$156,474

Income (loss) before income taxes
Television station	$10,620	$14,358	$34,291	$41,523
Cable advertising	451	506	968	1,289
Corporate and other	(7,967)	(5,891)	(16,538)	(21,542)

Total income before income taxes	$3,104	$8,973	$18,721	$21,270

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
Net periodic postretirement benefit cost included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In 000’s)	2005	2004	2005	2004
Service cost	$6	$6	$20	$19
Amortization of prior service cost	2	1	6	2
Amortization of actuarial net gain	4	6	9	16
Interest cost	30	33	90	100

Net periodic postretirement benefit cost	$42	$46	$125	$137

5.	EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In 000’s except per share data)	2005	2004	2005	2004
Numerator — Earnings:

Net income	$1,233	$12,202	$13,006	$19,888
Effect of dilutive securities	—	—	—	—

Numerator for basic and diluted earnings per common share	$1,233	$12,202	$13,006	$19,888

Denominator — Average Shares Outstanding:

Denominator for basic earnings per common share — weighted average shares	17,886	18,314	17,944	18,527

Effect of dilutive securities:
Stock options	82	94	71	134

Denominator for diluted earnings per common share	17,968	18,408	18,015	18,661

Basic earnings per common share	$0.07	$0.67	$0.72	$1.07

Diluted earnings per common share	$0.07	$0.66	$0.72	$1.07
The diluted earnings per common share calculation excludes the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. For the three-month periods ended September 30, 2005 and 2004, the Company had approximately 51,000 and 28,000 weighted average options and approximately 292,000 and 371,000 weighted average restricted shares, respectively, which were not included in the diluted earnings per common share calculation as their effect was anti-dilutive. For the nine-month periods ended September 30, 2005 and 2004, the Company had approximately 112,000 and 28,000 weighted average options and 123,000 and 98,000 weighted average restricted shares, respectively, which were not included in the diluted earnings per common share calculation as their effect was anti-dilutive.
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
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In 000’s, except per share amounts)	2005	2004	2005	2004
Stock-based compensation cost included in net income (net of taxes)	$859	$760	$2,497	$1,501

Net income:
As reported	$1,233	$12,202	$13,006	$19,888
Pro forma compensation expense (net of taxes)	(197)	(203)	(588)	(605)

Pro forma net income	$1,036	$11,999	$12,418	$19,283
Basic earnings per share:
As reported	$0.07	$0.67	$0.72	$1.07
Pro forma	0.06	0.66	0.69	1.04
Diluted earnings per share:
As reported	$0.07	$0.66	$0.72	$1.07
Pro forma	0.06	0.65	0.69	1.03
7.	COMMON STOCK
The following table summarizes the Common Stock activity from the date of the Company’s most recently audited annual financial statements to the end of the period covered by this report:

	Common
	Shares	Common
(In 000’s)	Outstanding	Stock
Balance as of December 31, 2004	18,469	$49,273
Stock issued for employee benefit and performance incentive compensation programs	147	5,566
Income tax benefit resulting from employee exercise of options		768
Stock repurchased	(314)	(12,971)

Balance as of September 30, 2005	18,302	$42,636

During the first quarter of 2005, the Company funded the accrued 2004 discretionary contribution to its employee retirement and savings plan. Half of this funding, approximately $1.7 million, was in the form of approximately 40,000 shares of Liberty common stock.

8.	CREDIT FACILITY
In March 2001, the Company entered into a $100 million unsecured 364-day revolving credit facility with a bank. The Company renewed the facility on substantially similar terms in each of the years 2002, 2003, 2004, and during the first quarter of 2005. At the end of the term of the facility, any outstanding principal and interest will come due, unless the bank, in its sole discretion, otherwise extends the facility. The facility provides that the funds drawn may be used for working capital, dividends, and other general corporate purposes, capital expenditures, purchases of common stock, acquisitions, and investments. The Company had $100 million and $20 million of debt outstanding at September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005 the weighted average interest rate on outstanding borrowings was 4.50%.
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
During the first quarter of 2005, the Company amended the credit agreement to, among other things, extend the term of the facility through May 17, 2006 and increase the aggregate facility commitment from $100 million to $150 million. The amended credit facility restricts payments for dividends and purchases of common stock to no more than $180 million during the period January 1, 2005 through December 31, 2005, and for periods after January 1, 2006 to $100 million plus fifty percent of cumulative net income of the Company for all fiscal periods beginning January 1, 2005. As the maturity date of the credit facility, May 17, 2006, is within one year of the current balance sheet date, the Company has included it within the caption “Current liabilities” on the face of the balance sheet.
The Company classified the credit facility outside of the caption “Current liabilities” in its June 30, 2005 balance sheet. On that balance sheet the Company reported current liabilities of approximately $21.2 million. As the maturity date of the credit facility was within one year of that balance sheet date, the credit facility should have been classified within the caption “Current liabilities” and the total for that caption should have been $131.2 million. This change in presentation does not impact the Company’s compliance with its debt covenants.
9.	CHANGE IN ESTIMATE
During the third quarter of 2005, the Company re-evaluated its medical “incurred but not reported” (“IBNR”) expense accrual. Based on information provided by the Company’s claims paying agent, it was determined that the lag-time between when a claim is incurred and when it is paid has decreased from the historical levels previously used by the Company in its IBNR accrual calculation. This decrease in lag-time resulted in a reduction in the accrual required at September 30, 2005. The effect of this change in estimate increased income for the quarter and year to date periods approximately $300,000. The effect on both basic and diluted earnings per share for the quarter and year-to-date periods was approximately $0.02 per share.

10.	HURRICANE COSTS
During the third quarter of 2005 Liberty’s television station in Biloxi, MS, was impacted by hurricane Katrina. The hurricane damaged the main station building and certain other equipment. The Company believes that it is fully insured for all property damage resulting from Katrina. In addition, also during the third quarter of 2005, hurricane Rita impacted the Company’s television station in Lake Charles, LA, to a much lesser extent. The Company has accrued the applicable deductibles related to theses hurricanes as of September 30, 2005. The deductibles for both stations, and other hurricane related expenses not expected to be recovered under the Company’s insurance policies, total approximately $740,000 and are included in operating expenses. The Company does not anticipate significant additional expenses related to these hurricanes in future periods.
11.	PROVISION FOR INCOME TAXES
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
12.	COMMITMENTS AND CONTINGENCIES
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

13.	NEW ACCOUNTING PRONOUNCEMENTS
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

14.	AGREEMENT AND PLAN OF MERGER
On August 25, 2005, Liberty and Raycom Media, Inc., (“Raycom”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) a wholly owned subsidiary of Raycom will merge with and into Liberty, with Liberty as the surviving corporation, and (ii) each share of Liberty common stock that is outstanding at the effective time of the merger will be converted into the right to receive $47.35 in cash (the “Merger Consideration”). Following the merger, Liberty will be a wholly owned subsidiary of Raycom. Each outstanding share of restricted stock granted under Liberty’s Incentive Compensation Program will become fully vested and converted into the right to receive the Merger Consideration, and each outstanding option to purchase Liberty’s common stock will be converted into the right to receive a cash amount equal to the Merger Consideration less the exercise price for such option.
The closing of the merger is subject to the approval of Liberty’s shareholders, the approval of the Federal Communications Commission and other closing conditions. Liberty shareholders owning approximately 20% of Liberty’s outstanding shares have agreed to vote in favor of the merger.
Corporate, general, and administrative expenses include approximately $2.5 million of costs associated with the proposed acquisition of Liberty by Raycom.

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
On August 25, 2005, Liberty and Raycom Media, Inc., (“Raycom”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) a wholly owned subsidiary of Raycom will merge with and into Liberty, with Liberty as the surviving corporation, and (ii) each share of Liberty common stock that is outstanding at the effective time of the merger will be converted into the right to receive $47.35 in cash (the “Merger Consideration”). Following the merger, Liberty will be a wholly owned subsidiary of Raycom. Each outstanding share of restricted stock granted under Liberty’s Incentive Compensation Program will become fully vested and converted into the right to receive the Merger Consideration, and each outstanding option to purchase Liberty’s common stock will be converted into the right to receive a cash amount equal to the Merger Consideration less the exercise price for such option.
The closing of the merger is subject to the approval of Liberty’s shareholders, the approval of the Federal Communications Commission and other closing conditions. Liberty shareholders owning approximately 20% of Liberty’s outstanding shares have agreed to vote in favor of the merger.
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
RESULTS OF OPERATIONS
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Total net revenue decreased $4.9 million on a year-over-year basis. Station net revenue decreased $4.6 million for the same period. Cable and other net revenue decreased $0.3 million as compared to the prior year quarter. Net revenue decreased on a year-over-year basis due mainly to lower levels of political revenue. The year 2005 is an off-cycle election year, and as such, is expected to have lower levels of political revenue when compared to 2004 which was a presidential election year.
Local revenue was down $1.0 million due to softness in the automotive, entertainment, and supermarket/drug store categories. National revenue was down $0.2 million, on a year-over-year basis as softness in the automobile and retail store categories was partially offset by increases in the restaurant and retail telemarketing categories. Political revenue for the third quarter of 2005 was $0.3 million as compared to $5.3 million in the third quarter of 2004. This is consistent with the Company’s historical experience that advertising revenues in even-numbered years tend to be higher than in odd-numbered years due to advertising placed by or on behalf of candidates running for political offices. The Company expects the cyclicality of political advertising revenues to continue to affect its revenues in future periods. The Company does not, however, know whether the variability in spending by the entities comprising the other categories tracked by the Company will continue at similar rates in future periods.
During the third quarter of 2005 Liberty’s television station in Biloxi, MS, was impacted by hurricane Katrina. The hurricane damaged the main station building and certain other equipment. The Company believes that it is fully insured for all property damage resulting from Katrina. In addition, also during the third quarter of 2005, hurricane Rita impacted the Company’s television station in Lake Charles, LA, to a much lesser extent. The Company has accrued the applicable deductibles related to theses hurricanes as of September 30, 2005. The deductibles for both stations, and other hurricane related expenses not expected to be recovered under the Company’s insurance policies, total approximately $740,000 and are included in operating expenses. The Company does not anticipate significant additional expenses related to these hurricanes in future periods.
Excluding the hurricane related expenses, operating expenses (including amortization of program rights) decreased $1.5 million quarter-over-quarter, due mainly to lower medical insurance and travel expenses. During the third quarter of 2005, the Company re-evaluated its medical “incurred but not reported” (“IBNR”) expense accrual. Based on information provided by the Company’s claims paying agent, it was determined that the lag-time between when a claim is incurred and when it is paid has decreased from the historical levels previously used by the Company in its IBNR accrual calculation. This decrease in lag-time resulted in a reduction in the accrual required at September 30, 2005. Travel expenses were lower in 2005 due to the prior year having included sales incentive trips for clients to the Olympics, with no such expenses during the current quarter.
Corporate expenses were $6.4 million in the third quarter of 2005, an increase of $1.2 million as compared to the $6.2 million reported for the third quarter of 2004. The increase in corporate expenses is due mainly to transaction costs associated with the Company’s proposed acquisition by Raycom, partially offset by lower levels of accrued bonus expense.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Total net revenue decreased $7.9 million on a year-over-year basis. Station net revenue decreased $7.0 million for the same period. Cable and other net revenue decreased $0.9 million as compared to the prior year. Net revenue decreased on a year-over-year basis due mainly to lower levels of political revenue. The year 2005 is an off-cycle election year, and as such, is expected to have lower levels of political revenue when compared to 2004 which was a presidential election year.
Local revenue increased $1.1 million as softness in the automotive and restaurant categories was offset by increases in the professional services, medical, and retail telemarketing categories. National revenue was down $1.7 million, on a year-over-year basis due mainly to softness in the automotive and telecommunications categories being partially offset by an increase in the retail telemarketing category. Political revenue for the first nine months of 2005 was $1.2 million as compared to $11.8 million in the first nine months of 2004. This is consistent with the Company’s historical experience that advertising revenues in even-numbered years tend to be higher than in odd-numbered years due to advertising placed by or on behalf of candidates running for political offices. The Company expects the cyclicality of political advertising revenues to continue to affect its revenues in future periods. The Company does not, however, know whether the variability in spending by the entities comprising the other categories tracked by the Company will continue at similar rates in future periods.
Exclusive of the additional costs related to the hurricanes, as discussed above, operating expenses (including amortization of program rights) decreased $1.2 million on a year-over-year basis. Increases related to planned annual increases in employee compensation and amortization expense related to restricted stock grants made during 2004 were offset by lower levels of medical insurance and travel expenses, as noted above, in addition to lower levels of accrued bonus expense. The Company would expect continued increases in employee compensation related to annual increases in base pay, while lower levels of bonus expense will be dependant upon the future overall performance of the Company for the remainder of 2005.
Corporate expenses were $15.4 million for the first nine months of 2005, an increase of $1.0 million as compared to the $14.4 million reported for the first nine months of 2004. The increase in corporate expenses is due mainly to planned annual increases in employee compensation, increased amortization expense related to restricted stock grants, and transaction costs related to the Company’s proposed acquisition by Raycom being partially offset by the absence of the $1.6 million charge in 2004 related to the settlement of all outstanding issues associated with the terminated GNS Media transaction. During 2003, the Company announced that it was in negotiations with GNS for the purpose of entering into certain agreements associated with GNS’s proposed purchase of a television station. Those negotiations were subsequently terminated.
Net investment income was $2.0 million for the first nine months of 2005, as a result of gains from the sale of investments in, and distributions from, the Company’s venture capital portfolio, coupled with interest income earned on cash balances, partially offset by impairments taken in the Company’s venture capital portfolio. Net investment income for the first nine months of 2004 was a loss of $5.4 million. Interest earned on cash balances and notes receivable, and a $0.7 million gain on sale of an investment in the Company’s venture capital portfolio were offset by $1.1 million of impairments taken during the first quarter of 2004 and a $5.3 million impairment of one of the Company’s strategic investments taken during the second quarter of 2004.
During the second quarter of 2005, as a result of a favorable settlement of an IRS matter, management reversed approximately $1.9 million of valuation allowances associated with a receivable related to the refund of income taxes previously paid. Also, a receivable of approximately $0.8 million was recorded resulting from an unrelated refund associated with a closed examination period. The Company’s tax rate, exclusive of the issues noted above, is expected to be approximately 46.7% for 2005.
Capital, Financing and Liquidity
At September 30, 2005, the Company had cash of approximately $20.0 million, outstanding debt of $100.0 million, and $50.0 million available under its credit facility. During the first quarter of 2005, the Company declared a special dividend of $4.00 per share, approximately $73.5 million, in addition to its normal recurring quarterly dividend of $0.25 per share. The special dividend was paid during the second quarter of 2005 using a significant portion of the Company’s then available cash balance. The Company borrowed $80.0 million under its credit facility to assist in funding the special and regular dividends.
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
The Company has refinanced its revolving credit facility on similar terms in each of the last five years, and based upon the cash flow of its operations, believes that it will continue to be able to due so into the foreseeable future. The Company anticipates that its primary sources of cash, those being current cash balances, operating cash flow, and the available credit facility will be sufficient to finance the Company’s operating requirements and anticipated capital expenditures, for both the next 12 months and the foreseeable future thereafter.
Cash Flows
The Company’s net cash provided by operating activities was $31.9 million for the first nine months of 2005 compared to $41.2 million for the same period of the prior year. The Company’s net cash used in investing activities was $8.7 million for the first nine months of 2005, as compared to net cash provided of $2.5 million for the same period of 2004. The decrease in net cash provided by investing activities is attributable to the cash realized on the sale of an investment in the Company’s strategic portfolio during 2004 that was not present during 2005. Net cash used in financing activities for the first nine months of 2005 was $19.5 million compared to $68.2 million for the first nine months of 2004. During 2005, the Company had net borrowings of $80.0 million under its credit facility, compared to $50.0 million during 2004. As noted above, the Company drew down the funds to assist in the funding of the 2005 special dividend.
Forward Looking Information
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information contained herein or in any other written or oral statements made by, or on behalf of Liberty, is or may be viewed as forward-looking. The words “expect,” “believe,” “anticipate” or similar expressions identify forward-looking statements. Although Liberty has used appropriate care in developing any such forward-looking information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the following: the failure to obtain Liberty shareholder approval of the merger or the failure to obtain regulatory approvals or satisfy the other conditions to the merger; the termination of the merger agreement prior to the closing; the merger may not close in the expected timeframe; changes in national and local markets for television advertising; changes in general economic conditions, including the performance of financial markets and interest rates; competitive, regulatory, or tax changes that affect the cost of or demand for Liberty’s products; and adverse litigation results. Liberty undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.
Additional Information and Where to Find It
In connection with the proposed merger, Liberty filed a definitive proxy statement with the U.S. Securities and Exchange Commission (SEC) on October 31, 2005 which was subsequently distributed to Liberty’s shareholders for purposes of the shareholder meeting scheduled for December 6,2005. INVESTORS ARE ADVISED TO READ THE PROXY STATEMENT WHEN IT BECOMES AVAILABLE, BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION. Investors may obtain a free copy of the proxy statement and other documents filed by Liberty with the SEC at the SEC’s web site at http://www.sec.gov. Free copies of the proxy statement and Liberty’s other filings with the SEC may also be obtained from Liberty. Free copies of Liberty’s filings may be obtained by directing a request to The Liberty Corporation, 135 South Main Street. Greenville, South Carolina 29601.
Participants in the Solicitation
Liberty, Raycom and their respective directors, executive officers and other members of their management and employees may be deemed to be soliciting proxies from Liberty’s shareholders in favor of the merger. Information concerning persons who may be considered participants in the solicitation of Liberty’s shareholders under the rules of the SEC is set forth in the proxy statement filed by Liberty with the SEC on March 28, 2005 and October 31, 2005.
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

PART II, ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total		Total Number of	Maximum Number
	Number of		Shares (or Units)	of Shares that May
	Shares (or	Average Price	Purchased as Part of	Yet Be Purchased
	Units)	Paid per Share	Publicly Announced	Under the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs
July 1—31, 2005	2,844	$36.77	—	3,698,500
August 1—31, 2005	—	$—	—	3,698,500
September 1—30, 2005	—	$—	—	3,698,500
Total	2,844	$36.77	—	3,698,500
During the quarter the Company acquired 2,844 shares as satisfaction of withholding tax obligations for restricted stock that vested during the period, in accordance with provisions of the Company’s Performance Incentive Compensation plan.
On February 8, 2005 Liberty’s Board of Directors extended to February 28, 2006 the Company’s authorization to purchase from time to time up to 4,000,000 shares of stock in the open market or directly negotiated transactions.
PART II, ITEM 6.
EXHIBITS
INDEX TO EXHIBITS

EXHIBIT 10	THE PERFORMANCE INCENTIVE COMPENSATION PROGRAM (Amended and Restated — November 2000)

EXHIBIT 11	Consolidated Earnings Per Share Computation (included in Note 5 of Notes to Consolidated and Condensed Financial Statements)

EXHIBIT 31	Rule 13a-14(a)/15d-14(a) Certifications

EXHIBIT 32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LIBERTY CORPORATION (Registrant)	Date: November 1, 2005

/s/ Howard L. Schrott
Howard L. Schrott
Chief Financial Officer

/s/ Martha G. Williams Martha G. Williams
Vice President and General Counsel